Form 10-Q
period 2021-09-30
SOCIETY PASS INCORPORATED.
filed 2021-12-09
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-41037

SOCIETY PASS INCORPORATED.
(Exact name of registrant as specified in its charter)

nevada	83-1019155
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

701 S. Carson Street, Suite 200
Carson City, NV 89701
(Address of principal executive offices)

+65 6518-9382
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐
Smaller reporting company	☒	Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act):

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SOPA	The Nasdaq Stock Market LLC

As of December 8, 2021, there were 19,182,569 shares of the Company’s ordinary shares, par value $0.0001 per share, issued and outstanding.

1

 SOCIETY PASS INCORPORATED & SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”))

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,722,450	$506,666
Due from related parties	97,500	—
Accounts receivable, net	87,803	1,897
Deposits, prepayments and other receivables	69,623	60,532
Total current assets	5,977,376	569,095

Non-current assets:
Intangible assets, net	4,800,000	7,200,000
Property, plant and equipment, net	11,080	18,069
Right of use assets, net	529,782	79,109
Total non-current assets	5,340,862	7,297,178
TOTAL ASSETS	$11,318,238	$7,866,273

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$104,680	$54,256
Contract liabilities	35,582	18,646
Accrued liabilities and other payables	752,640	677,572
Contingent service payable	—	633,000
Due to related parties	24,763	1,571,737
Operating lease liabilities	167,773	36,752
Total current liabilities	1,085,438	2,991,963
Non-current liabilities
Operating lease liabilities	365,539	46,453
TOTAL LIABILITIES	1,450,977	3,038,416

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,920,000 shares undesignated as of September 30, 2021 and December 31, 2020, respectively
Series A shares: 10,000 shares designated; 8,000 and 8,000 Series A shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8,000,000	8,000,000
Series B shares: 10,000 shares designated; 2,548 and 2,548 Series B shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3,412,503	3,412,503
Series B-1 shares: 15,000 shares designated; 160 and 160 Series B-1 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	466,720	466,720
Series C shares: 15,000 shares designated; 1,552 and 362 Series C shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively, net of issuance cost	8,353,373	2,151,706
Series C-1 shares: 30,000 shares designated; 13,984 and 2,885 Series C-1 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively, net of issuance cost and stock subscription receivable	5,057,192	1,211,700

SHAREHOLDERS’ DEFICIT
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 0 Series X shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common shares; $0.0001 par value, 95,000,000 shares authorized; 9,695,480 and 7,413,600 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	970	742
Additional paid-in capital	12,712,290	2,227,033
Accumulated other comprehensive loss	(19,478)	(55,236)
Accumulated deficit	(28,116,309)	(12,587,311)
Total shareholders’ deficit	(15,422,527)	(10,414,772)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$11,318,238	$7,866,273

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue, net
Hardware sales	$—	$585	$335	$3,510
Software subscription	10,016	11,044	26,970	37,752
Sales – online ordering	73,518	—	73,518	—
Total revenue	83,534	11,629	100,823	41,262

Cost of sales:
Hardware sales	—	(585)	(165)	(2,982)
Software subscription	(101,695)	(19,731)	(206,387)	(56,127)
Cost of online ordering	(57,741)	—	(57,741)	—
Total cost of revenue	(159,436)	(20,316)	(264,293)	(59,109)
Gross loss	(75,902)	(8,687)	(163,470)	(17,847)

Operating expenses:
Sales and marketing expenses	(42,843)	—	(85,027)	(3,125)
Software development costs	(9,709)	(33,658)	(76,698)	(139,151)
Impairment loss	—	4,164	(200,000)	(8,778)
General and administrative expenses	(8,292,463)	(1,580,287)	(14,414,362)	(2,311,266)
Total operating expenses	(8,345,015)	(1,609,781)	(14,776,087)	(2,462,320)
Loss from operations	(8,420,917)	(1,618,468)	(14,939,557)	(2,480,167)

Other income (expense):
Interest income	55	3	71	11
Interest expense	(12,272)	(12,261)	(36,486)	(36,381)
Loss on settlement of litigation	—	—	(550,000)	—
Other income	5,170	3,737	6,917	9,495
Total other expense	(7,047)	(8,521)	(579,498)	(26,875)
Loss before income taxes	(8,427,964)	(1,626,989)	(15,519,055)	(2,507,042)
Income taxes	(1,303)	(4)	(9,943)	(15,069)
NET LOSS	$(8,429,267)	$(1,626,993)	$(15,528,998)	$(2,522,111)

Other comprehensive loss:
Foreign currency translation income	8,859	51,183	35,758	15,249

COMPREHENSIVE LOSS	$(8,420,408)	$(1,575,810)	$(15,493,240)	$(2,506,862)
Net loss per share – Basic and Diluted	$(1)	$(0)	$(2)	$(0)
Weighted average common shares outstanding – Basic and Diluted	7,823,818	6,848,700	7,551,842	6,847,945

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ deficit
	Shares	Amount
Balance as of July 1, 2021	7,413,600	$742	$5,145,228	$(28,337)	$(19,687,042)	$(14,569,409)
Imputed Interest	—	—	12,260	—	—	12,260
Shares issued for services	1,274,250	127	5,149,929	—	—	5,150,056
Shares issued for accrued salaries	1,157,630	116	960,718	—	—	960,834
Share cancellation	(150,000)	(15)	15	—	—	—
Waiver of related parties debts	—	—	1,444,140	—	—	1,444,140
Net loss for the period	—	—	—	—	(8,429,267)	(8,429,267)
Foreign currency translation adjustment	—	—	—	8,859	—	8,859
Balance as of September 30, 2021	9,695,480	$970	$12,712,290	$(19,478)	$(28,116,309)	$(15,422,527)

	Three months ended September 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholder’ deficit
	Shares	Amount
Balance as of July 1, 2020	6,847,200	$685	$1,729,064	$(31,946)	$(9,654,441)	$(7,956,638)
Issuance of common stock for services	1,016,400	—	848,505	—	—	848,505
Imputed interest	—	—	12,261	—	—	12,261
Net loss for the period	—	—	—	—	(1,626,993)	(1,626,993)
Foreign currency translation adjustment	—	—	—	51,183	—	51,183
Balance as of September 30, 2020	7,863,600	$685	$2,589,830	$19,237	$(11,281,434)	$(8,671,682)

	Nine months ended September 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholder’ deficit
	Shares	Amount
Balance as of January 1, 2021	7,413,600	$742	$2,227,033	$(55,236)	$(12,587,311)	$(10,414,772)
Imputed Interest	—	—	36,380	—	—	36,380
Shares issued for services	1,274,250	127	5,149,929	—	—	5,150,056
Shares issued for accrued salaries	1,157,630	116	960,718	—	—	960,834
Loss on fair value of shares issued for accrued salaries	—	—	2,894,075	—	—	2,894,075
Share cancellation	(150,000)	(15)	15	—	—	—
Waiver of related parties debts	—	—	1,444,140	—	—	1,444,140
Net loss for the period	—	—	—	—	(15,528,998)	(15,528,998)
Foreign currency translation adjustment	—	—	—	35,758	—	35,758
Balance as of September 30, 2021	9,695,480	$970	$12,712,290	$(19,478)	$(28,116,309)	$(15,422,527)

	Nine months ended September 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ deficit
	Shares	Amount
Balance as of January 1, 2020	6,847,200	$685	$1,704,944	$3,988	$(8,759,323)	$(7,049,706)
Issuance of common stock for services	1,016,400	—	848,505	—	—	848,505
Imputed interest	—	—	36,381	—	—	36,381
Net loss for the period	—	—	—	—	(2,522,111)	(2,522,111)
Foreign currency translation adjustment	—	—	—	15,249	—	15,249
Balance as of September 30, 2020	7,863,600	$685	$2,589,830	$19,237	$(11,281,434)	$(8,671,682)

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,528,998)	$(2,522,111)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,406,648	4,447
Impairment loss	200,000	8,778
Imputed interest	36,380	36,381
Loss on settlement of litigation	550,000	—
Stock based compensation for services	10,071,830	1,641,877
Change in operating assets and liabilities:
Accounts receivable	(85,906)	(19,900)
Inventories	—	(7,212)
Deposits, prepayments and other receivables	(9,091)	(7,005)
Contract liabilities	16,936	8,275
Accounts payables	50,424	61
Accrued liabilities and other payables	(474,932)	(37,960)
Advances to related parties	127,500	(76,278)
Right of use assets	28,498	—
Operating lease liabilities	(29,064)	—
Net cash used in operating activities	(2,639,775)	(970,647)

Cash flows from investing activities:
Purchase of investment assets	(200,000)	—
Net cash used in investing activities	(200,000)	—

Cash flows from financing activities:
Proceed from the issuance of Series C preferred stock and exercise of warrants	8,019,461	708,960
Net cash provided by financing activities	8,019,461	708,960
Effect on exchange rate change on cash and cash equivalents	36,098	16,689
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,215,784	(244,998)
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	506,666	606,491
CASH AND CASH EQUIVALENT AT END OF PERIOD	$5,722,450	$361,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$106	$—
Cash paid for income tax	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Impact of adoption of ASC 842 - lease obligation and ROU asset	$479,171	$—
Waiver of related party debt accounted as capital transaction	$1,444,140	$—
Fair value of preferred stock issued for services	$2,948,982	$793,372
Fair value of preferred stock accounted and included for issuance cost	$441,642	$—
Common stock issued for accrued salaries	$960,835	$—
Shares cancellation	$15	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NOTE－1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the “Company”) is incorporated in State of Nevada on June 22, 2018 under the name of Food Society Inc. On October 3, 2018, the Company changed its corporate name to Society Pass Incorporated. The Company through its subsidiaries, mainly sells and distributes the hardware and software of Point of Sales (POS) application in Vietnam.

Description of subsidiaries incorporated by the Company

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share Capital	Effective interest held
Society Technology LLC	State of Nevada, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India, February 5, 2019	Computer sciences consultancy and data analytics	INR1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SG$1,250,000	100%
SOPA Technology Company Limited	Vietnam, October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Hottab Pte Ltd. (HPL)	Singapore, January 17, 2015	Software development and marketing for the F&B industry	SG$620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam, April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Hottab Asset Company Limited	Vietnam, July 25, 2019	Sale of POS hardware and software	VND 5,000,000,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

On October 29, 2019 with the revised provision dated November 11, 2019, the Company acquired Hottab Pte Ltd and its subsidiaries, at the consideration of $1,050,000 consisted of Series C preference shares valued at $900,000 and the cash consideration of $150,000. The value of the $900,000 Series C preference shares issued was determined based on the stated value per share of the Company’s shares at the acquisition date. Also, the Company shall pay to the Company additional Series C preference shares with an aggregate value of $558,000 (the “Equity Incentive”) in the event the Company able to fulfilled the other terms per their arrangement with in five months from the completion date.

On February 10, 2021, the Company effected a 750 for 1 stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares and par value remain unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for the period and years presented, unless otherwise indicated, to give effect to the forward stock split.

On September 21, 2021, the Company effected a 1 for 2.5 stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares and par value remain unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for the period and years presented, unless otherwise indicated, to give effect to the reverse stock split.

An additional result of the stock split was that the stated value of preferred stock, the number of designated shares and outstanding shares of each series of preferred stock was unchanged in accordance to the respective certificate of designations. The number of authorized shares of preferred stock remained unchanged.

Spun Out

On December 31, 2019, the Company recently spun out Food Society Group Limited (Food Business), which aims to develop and commercialize chain of restaurants in Vietnam.

In connection with the presentation of the Company’s consolidated financial statements, the Company considered the guidance described in the SEC’s codified Staff Accounting Bulletins, Topic 5, Section Z, paragraph 7, “Accounting for the Spin-off of a subsidiary”.

The Company’s initial registration of its securities under the 1933 Securities Act and the spin off transaction of the Food Society Group Limited occurred prior to the effectiveness of the Company’s registration statement.

The Company considered the following facts and circumstances in concluding omitting the Food Society Group Limited results of operations and financial position in the consolidated financial statements presented in the registration statement:

•  The Company’s operations as a developer of an e-commerce platform and the Food Society Group Limited operations as a two(2) retail restaurants are in dissimilar business that would ordinarily be distinguished as reportable segments as defined by FASB ASC 280-10-50-10.

•  The Company and the subsidiary have been managed and financed historically as if autonomous

•  The Company and the subsidiary have no common facilities or costs

•  The Company and the subsidiary are operated and financed autonomously after the  spinoff, and

•  There are no material financial commitments , guarantees or contingent liabilities to each other after the spin off

Accordingly, the Company has elected to characterize the spin-off of the Food Society Group Limited as a change in the Company’s reporting and present its historical financial statements as if the Company never had an investment in the subsidiary.

This spun off our subsidiary Food Society Group Limited which owns 100% of Vietnam Eats (Hong Kong) Limited which owns 100% of Loft Restaurant Service Trading Company Limited that operates 2 restaurants in Vietnam.

Thomas O’Connor, our former Chief Marketing Officer, serves as the legal representative of Loft Restaurant Service Trading Company Limited. Our Chief Executive Officer and Chairman of our board of directors, Dennis Nguyen., is the Chairman of Food Society Group Limited’s board of directors.

The two restaurants were making losses for the financial year of 2019. The Company wanted to focus on building our loyalty technology platform. On December 20, 2019’s Board of Directors meeting the CFO presented the case for the spun off. The board voted on the February 18, 2020 to spin out the Food Society Group Limited via a proportionate distribution of shareholding percentage to the existing shareholders as at December 31, 2019.

NOTE－2 LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company suffered from an accumulated deficit of 28,116,309 at September 30, 2021. The Company incurred continuous net loss of $15,528,998 during the nine months ended September 30, 2021. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

The registration statement for the Company’s Initial Public Offering became effective on November 8, 2021. On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC, related to the offering of 2,888,889 shares of the Company’s common stock (the “Firm Share”), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company has granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the “Option Shares”) to cover over-allotments. The Company has raised funding from Initial Public Offering and Option shares of $26,000,001 and 2,124,999. In addition, the Company has raised $8,019,461, net of issuance cost in the form of equity subsequent to issuance of the audit report on the Company’s December 31, 2020 financial statements respectively in the form of equity subsequent to issuance of the audit report on the Company’s December 31, 2020 financial statements and based upon the capital raised, the Company believes it has sufficient liquidity to meet its working capital requirements for the next 12 months. As a result the Company has mitigated any doubts about its ability to continue as a going concern

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity.. The COVID-19 pandemic has significantly impacted health and economic conditions throughout Vietnam, Singapore and Southeast Asia. National, regional and local governments took a variety of actions to contain the spread of COVID-19, including office and store closures, quarantining suspected COVID-19 patients, and capacity limitations. These developments have significantly impacted the results of operations, financial condition and cash flows of the Company included in this reporting. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

While it is not possible at this time to estimate with sufficient certainty the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. These measures are continuing. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

NOTE－3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

• Basis of presentation

The accompanying unaudited interim consolidated condensed financial statements of Society Pass Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s registration statement on Form S-1 for the year ended December 31, 2020. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the year ending December 31, 2021 or for any other subsequent interim period.

• Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts and other receivables, assumptions used in assessing right of use assets, imputed interest on due to related parties, and impairment of long-term assets, business acquisition allocation of purchase consideration, and deferred tax valuation allowance.

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2021 and December 31, 2020, the cash and cash equivalent was amounted to $5,722,450 and $506,666, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which does not exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $4,895,306 and $208,635 in parent entity as of September 30, 2021 and December 31, 2020, respectively. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

• Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts amounted to $0 and $0, respectively.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the nine months ended September 30, 2021 and 2020, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $0 and $0 at September 30, 2021 and December 31, 2020, respectively.

• Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Office equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

• Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

• Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The revenues are generated from a diversified a mix of marketplace activities and the services of the Company provide merchants to help them grow their businesses. The revenue streams consist of Consumer Facing revenues and Merchant Facing revenues.

Consumer Facing Business

The Company’s performance obligation includes providing connectivity between merchant and consumer, generally through an online ordering platform. The platform allows merchants to create account, place menu and track their sale reports on the merchant facing application. The platform also allows the consumers to create account and make orders from merchants on the consumer facing application. The platform allows delivering company to accept online delivery request and ship order from merchant to consumer.

The Company also has online lifestyle platform allow customers to purchase high-end brands of all catergories: Under the Company’s smart search engine, consumers search or review their favorite brands among hundreds of choices in Apparel, Bags & Shoes, Accessory, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The platform also allow consumers order from hundreds of vendor choices with personalized promotions based on purchase history and location. The platform has also partnered up with a Vietnam-based delivery company, Tikinow, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers place orders for delivery or pickup at the Company’s logistics center.

Revenue streams for consumer facing business:

 F&B sector

1)	Ordering fees comprise the fees that the different types of merchants pay for every completed transaction on the Platform, exclusive of delivery fees charged. Monthly/annual subscription fees or 10% commission on order value on each successful order will be charged.

2)	Delivery fees include an upfront fixed fee and additional variable fees based on the distance. Various percentage of commission will be charged as delivery fee on each successful order received and delivered.

The Company recognizes revenues from consumer facing business upon the completion of delivery and services rendered.

During the period ended September 30, 2021 and 2020, the Company have not generated any revenue from this stream.

Lifestyle sector

1)	Customer placed orders on the website / app, sales orders report will be generated in the system. The Company will start to proceed to packaging and delivering customer. The sales recognised.

During the nine months ended September 30, 2021 and 2020, the Company have generated $73,518 and $0, respectively revenue from this stream. During the three months ended September 30, 2021 and 2020, the Company have generated $73,518 and $0, respectively revenue from this stream.

Merchant Facing Business

Revenue streams for merchant facing business include:

1)	Subscription fees consist of the fees that the Company charge merchants to get on the Merchant Marketing Program;
2)	The Company provides optional add-on software services which includes Analytics and Chatbox capabilities at a fixed fee per month.
3)	The Company collects commissions when they sell third party hardware and equipment (cashier stations, waiter tablets and printers) to merchants.
4)	Vendor Financing. The Company collects brokerage fees whenever the Company facilitates financing transactions between merchants and one of the Company’s partner financial institutions.

During the nine months ended September 30, 2021 and 2020, the Company have generated $26,970 and $37,752, respectively revenue from this stream. During the three months ended September 30, 2021 and 2020, the Company have generated $10,016 and $11,044, respectively revenue from this stream.

Hardware Product Revenues — the Company generally is involved with the sale of on-premise appliances and end-point devices. The single performance obligation is to transfer the hardware product (which is to be installed with its licensed software integral to the functionality of the hardware product). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. It is concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. Payments for hardware contracts are generally due 30 to 90 days after shipment of the hardware product.

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC 606-10 Revenue Recognition – Revenue from Contracts with Customers, when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC 606-10 are present in the arrangement, revenue is recognized net of related direct costs.

Software License Revenues — The Company’s performance obligation includes providing connectivity to software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s software sale arrangements grant customers the right to access and use the software products which are to be installed with the relevant hardware for connectivity at the outset of an arrangement, and to be entitled to both technical support and software upgrades and enhancements during the term of the agreement. The term of the subscription period is generally 12 months, with the automatic renewal of another one year, and the subscription license service is billed monthly, quarterly or annually. Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Payments are generally due 30 to 90 days after delivery of the software licenses.

The Company records its revenues on hardware product and software license, net of value added taxes (“VAT”) upon the services are rendered and the title and risk of loss of hardware products are fully transferred to the customers. The Company is subject to VAT which is levied on the majority of the hardware products at the rate of 10% on the invoiced value of sales.

Contract assets

In accordance with ASC 606-10-45-3, contract asset is when the Company’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. The Company will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

There were no contract assets at September 30, 2021 and December 31, 2020.

Contract liabilities

In accordance with ASC 606-10-45-2, a contract liability is Company’s obligation to transfer goods or services to a customer when the customer prepays consideration or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $35,582 and $18,646 as of September 30, 2021 and December 31, 2020, respectively.

Contract costs

Under ASC-606, the Company applies the following three steps in order to evaluate the costs to be capitalized as it fulfills following three criteria:

• Incremental costs directly related to a specific contract;

• Costs that generate or enhance resources of the company that will be used to satisfy performance of the terms of the contract; and

• Costs that are expected to be recovered from the customer.

No contract costs are capitalized for the nine months ended September 30, 2021 and 2020.

No contract costs are capitalized for the three months ended September 30, 2021 and 2020.

• Software development costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company also expenses website costs as incurred.

Research and development expenditures in the development of its own software are charged to operations as incurred. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are immaterial. For the nine months ended September 30, 2021 and 2020, the software development costs were $76,698 and $139,151, respectively. For three months ended September 30, 2021 and 2020, the software development costs were $9,709 and $33,658, respectively.

• Product warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of September 30, 2021 and December 31, 2020. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

• Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers which are borne by the Company’s suppliers or distributors.

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $85,027 and $3,125 for the nine months ended September 30, 2021 and 2020, respectively. For three months ended September 30, 2021 and 2020, the Advertising expense were $42,843 and $0, respectively.

• Income tax

The Company adopted the ASC 740 Income Tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

The Company and its wholly-owned foreign subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

• Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2021 and 2020.

• Foreign currencies translation and transactions

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary is operating in the Republic of Vietnam and India and maintains its books and record in its local currency, Vietnam Dong (“VND”) and Indian Rupee (“INR), respectively, which are the functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Shareholders’ equity is translated using the historical rates. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Translation of amounts from SGD$ into US$ has been made at the following exchange rates for the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end SGD$:US$ exchange rate	$0.73534	$0.73118
Period average SGD$:US$ exchange rate	$0.74658	$0.71922

Translation of amounts from VND into US$ has been made at the following exchange rates for the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end VND$:US$ exchange rate	$0.000044	$0.000043
Period average VND$:US$ exchange rate	$0.000043	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end INR$:US$ exchange rate	$0.013463	$0.013570
Period average INR$:US$ exchange rate	$0.013576	$0.013490

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

Foreign Exchange Loss (Gain). We recorded a foreign exchange gain of $8,859 for the three months ended September 30, 2021 as compared to a gain of $51,183 for the same period in 2020. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Singapore is re-measured at the period-end to Singapore dollar amount if it has not been settled previously. The foreign exchange gain for the three months ended September 30, 2021 was due to an increase in the value of the Singapore Dollar compared to the U.S. Dollar. From September 30, 2020 to September 30, 2021, the Singapore dollar to the U.S. Dollar increased 0.56%. At September 30, 2021, the exchange rate was 0.73534 as compared to 0.73118 at September 30, 2020. In addition, a U.S. Dollar transaction which occurs in India is re-measured at the period-end to India dollar amount if it has not been settled previously. The foreign exchange loss for the three months ended September 30, 2021 was due to an increase in the value of the India Dollar compared to the U.S. Dollar. From September 30, 2020 to September 30, 2021, the India dollar to the U.S. Dollar increased 0.79%. At September 30, 2021, the exchange rate was 0.013463 as compared to 0.013570 at September 30, 2020. A U.S. Dollar transaction which occurs in Vietnam is re-measured at the period-end to Vietnameses dollar amount if it has not been settled previously. The foreign exchange gain for the three months ended September 30, 2021 was due to an increase in the value of the Vietnamese Dollar compared to the U.S. Dollar. From September 30, 2020 to September 30, 2021, the Vietnamese dollar to the U.S. Dollar increased 2.32%. At September 30, 2021, the exchange rate was 0.000044 as compared to 0.000043 at September 30, 2020.

• Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

• Leases

The Company adopted Topic 842, Leases (“ASC 842”) to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

As of September 30, 2021 and December 31, 2020, the Company recorded the right of use asset of $529,782 and $79,109 respectively.

• Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

• Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

• Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, contract liabilities, accrued liabilities and other payables, amounts due to related parties and operating lease liabilities, approximate their fair values because of the short maturity of these instruments.

• Cost of goods sold

Cost of goods sold consists of the cost of hardware, software and payroll, which are directly attributable to the sales of products. The cost also consists of costs of materials which has been sold attributable to the sales of high-end products. Additional costs may include freight paid to acquire the goods, custom duties, sales or use taxes not recoverable paid on materials used, and any fee for purchase.

• Share-based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. As of September 30, 2021, those shares issued for service compensations were immediately vested, and therefore this amount is thus recognized as expense with an offset to preferred or September 30, 2021 and 2020, the stock-based compensations are recorded in the General and administrative expenses within the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.”

• Business combinations

The Company follows ASC 805, Business Combinations (“ASC 805”) and ASC 810-10-65, Consolidation. ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

• Earnings per share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the period.

As of September 30, 2021 and December 31, 2020, the Company has the number of shares of common stock to be issued upon conversion of below:

	As of September 30,	As of December 31,
	2021	2020
Series A Convertible Preferred Stock (a)	8,000	8,000
Series B Convertible Preferred Stock	764,400	764,400
Series B-1 Convertible Preferred Stock	48,000	48,000
Series C Convertible Preferred Stock	465,600	108,600
Series C-1 Convertible Preferred Stock	4,195,200	865,500
Warrants granted	—	—
Warrants granted with Series C-1 Convertible Preferred Stock	1,178,700	614,100
Total:	6,659,900	2,408,600

(a)	The Series A the conversion formula is aggregate Stated Value divided by IPO price (Stated Value for each Series A preferred share is $1,000). There are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.

• Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the nine months ended September 30, 2021 and 2020, the Company operates in two reportable operating segment.

• Emerging Growth Company

We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i) and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

• Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has evaluated and the adoption of this does not have any impact on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company has evaluated and the adoption of this does not have an any impact on the financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our condensed consolidated Financial Statements.

NOTE－4 BUSINESS COMBINATION

On November 11, 2019, the Company completed the acquisition of 100% equity interest of Hottab Pte Limited (the “Acquisition”). The total consideration of the acquisition is 156 shares of series C convertible preferred stock, approximately $900,000, cash consideration $150,000 and additional series C convertible preferred stock approximately $558,000 . The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

Purchase price allocation:
Fair value of stock at closing	$900,000
Cash paid	75,000

Deferred payments- Cash	71,422
Deferred payment- shares	531,380
Less cash received	(15,337)
Purchase price	$1,562,465

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

The deferred payments of $633,000 were discounted using the yield on a CCC rated corporate debt for 3-month, 6-month and 9-month maturities, respectively. The implied discount is approximately $30,198, which will be amortized over the term on the payments.

The purchase price allocation resulted in $2,766,000 of goodwill, as below:

Acquired assets:
Trade receivables	$6,906
Other receivables	1,857
Total acquired assets	8,763
Less: Assumed liabilities
Trade payables	39,147
Accrued liabilities and other payable	68,458
Amounts due to related parties	1,080,904
Deferred revenue	23,789
Total Assumed liabilities	1,212,298
Fair value of net liabilities assumed	(1,203,535)
Goodwill recorded	2,766,000
Cash consideration allocated	$1,562,465

Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) the finalization of the valuations and useful lives for the intangible assets acquired; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

The Acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”. The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The goodwill is not expected to be deductible for tax purposes. The goodwill is fully impaired during the year ended December 31, 2019, because there were continuous operating losses and negative cash flows incurred subsequently. Under ASC 350-20-50, the Company recognized the goodwill impairment loss by comparing the actual operating results of Hottab to the profit forecast and a negative performance is resulted.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. No additional assets or liabilities were recognized during the measurement period, or the changes to the amounts of assets or liabilities previously recognized.

On September 30, 2021, the Company served the notification to a related party that certain terms under call option agreement and side letter were no longer effective, in case of non-fulfillment with the milestone conditions as set out in the agreements amounts of $75,000 cash consideration and $558,000 equity incentive. The said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of September 30, 2021.

NOTE－5 REVENUE

Revenue consisted of the following deliverables:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Hardware sales	$—	$585	$335	$3,510
Software subscription	10,016	11,044	26,970	37,752
Sales – online ordering	73,518	—	73,518	—
	$83,534	$11,629	$100,823	$41,262

In accordance with ASC 280, Segment Reporting (“ASC 280”), we have two reportable geographic segments:

Software License Revenues. Sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Indonesia	$10,016	$9,788	$24,813	$31,604
Vietnam	—	1,841	2,492	9,658

	$10,016	$11,629	$27,305	$41,262

Online Ordering Revenues. Sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Indonesia	$—	$—	$—	$—
Vietnam	73,518	—	73,518	—
	$73,518	$—	$73,518	$—

Contract liabilities recognized was related to software sales only and the following is reconciliation for the periods:

	Period ended September 30, 2021	Year ended December 31, 2020
	(Unaudited)
Contract liabilities, brought forward	$18,646	$19,843
Add: recognized as deferred revenue	35,582	47,090
Less: recognized as current period/year revenue	(18,646)	(48,287)
Contract liabilities, carried forward	$35,582	$18,646

NOTE－6 INTANGIBLE ASSETS

As of September 30, 2021 and December 31, 2020, intangible assets consisted of the following:

	Useful life	September 30, 2021	December 31, 2020
		(Unaudited)
At cost:
Software platform	2.5 years	$8,000,000	$8,000,000
Other intangible assets	3 – 5 years	1,725	1,725
		8,001,725	8,001,725
Less: accumulated amortization		(3,201,725)	(801,725)
		$4,800,000	$7,200,000

On November 1 2018, the Company entered software development agreement with CVO Advisors Pte Ltd (CVO) 2018 to design and build App and Web-based platform for the total consideration of $8,000,000. CVO who is a third party vendor in the business of designing, developing, operating computer software applications including mobile and web application for social media, big data, point of sales, loyalty rewards, food delivery and technology platforms in Asia. The CVO developer performed and accepted technical work, of software development phase, which was materially completed by December 23, 2018. The Company obtained a third party license (Wallet Factory International Ltd) for their technology build up by CVO.

The delivered platform was further developed by the Company’s in-house technology team (based in Noida that Sopa is currently using for the loyalty platform. The platform can be downloaded from Apple store or Googleplay store (i.e. SoPaApp) and the Company’s web version is on www.sopa.asia. The platform was completed developed on September 30, 2020 and has estimated life of 2.5 years. The platform started to be amortized from October 1, 2020.

Further, the Company entered subscription agreement with CVO to issued 8,000 shares of preferred stocks for the software development, equal to the aggregate of $8,000,000 or at the stated value of $1,000 per share.

Pursuant to the subscription agreement entered with CVO, the Company issued 8,000 shares of Series A convertible preferred stock for the purchase of software development at the stated value of $1,000 per share, totaling $8,000,000. CVO performed and accepted the technical work such as designing, developing, operating computer software applications including mobile and web application for social media, big data, point of sales, loyalty rewards, food delivery and technology platforms. The holder of this series A provided their consent to waive the warrant provision available with them and accordingly the preferred series A accounted in 2018.

Also, owner of CVO entered into call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 19). As a result of this option exercise, there was no accounting effect on the Company’s financial statement during the period ended September 30, 2021.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2021 (remaining period)	$800,000
2022	3,200,000
2023	800,000
Total	$4,800,000

Amortization of intangible assets was $2,400,000 and $1,479 for the nine months ended September 30, 2021 and 2020, respectively.

Amortization of intangible assets was $800,000 and $0 for the three months ended September 30, 2021 and 2020, respectively.

NOTE－ 7 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
At cost:
Computer	$29,206	$29,206
Office equipment	1,721	1,721
	30,927	30,927
Less: accumulated depreciation	(19,403)	(12,755)
Less: exchange difference	(444)	(103)
	$11,080	$18,069

Depreciation expense for the nine months ended September 30, 2021 and 2020 were $6,648 and $2,968, respectively.

Depreciation expense for the three months ended September 30, 2021 and 2020 were $2,197 and $714, respectively.

NOTE— 8 ASSET PURCHASE AGREEMENT

On February 16, 2021, the Company subsidiary SoPa Technology Pte Ltd (“SoPa Pte Ltd”) acquired certain e-commerce assets from Goodventures Sea Limited (“Goodventures”) pursuant to an Asset Purchase Agreement dated February 16, 2021 (the “Leflair Purchase Agreement”). The acquired assets consisted of intellectual property for it lifestyle e-commerce retail business.

As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Goodventure a total of $200,000 in cash payable in installments until April 16, 2021 and 1,500 ordinary shares of SoPa Pte Ltd by April 16, 2021, which represent 15% of the outstanding share capital of SoPa Technology Pte Ltd.

The assets acquired by SoPa Pte Ltd under the Leflair Purchase Agreement were substantially all of the assets of an online retail platform that carried the “Leflair” brand name and included a Leflair e-commrce website, Leflair iOs and Android Apps, and backend end infrastructure as well as marketing properties including a customer list and social media pages. In addition, SoPa Technology Ptd Ltd acquired intellectual property such as Leflair logos, trademarks and brands.

The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented.

Acquired assets:
Intellectual property	$200,000
Less: Assumed liabilities
Accrued liabilities and other payable	—

Fair value of net assets acquired	200,000
Impairment loss recorded	(200,000)
Net asset value	$—

The purchase price of $200,000 shall be allocated amongst the intangible assets acquired, further, these intangible have a short term life as well as the quantum of the value, the company decided to expense it and accounted $0- and $200,000 as impairment loss during the three and nine months ended September 30, 2021.

The shares issued as part of this transaction do not give the holders the right to influence or control SoPa Pte Ltd. The holders do not have any special voting rights or the right to appoint any board members. SoPa Pte Ltd has not yet issued the shares to the future holders. Since the shares of SoPa Pte Ltd have not yet been issue, no minority interest needs to be recorded as of September 30, 2021.

SoPa Pte Ltd is a private company that was incorporated under the laws of Singapore on June 6, 2019. SoPa Pte Ltd manages Society Pass Incorporated’s operating activities in SEA countries and South Asia. As a pass-through holding company, the value of the 15% interest in the SoPa Pte Ltd to be issued to LeFlair owners has an indeterminate value and no real current value. Society Pass Incorporated plans to record the issuance of the shares at the nominal par value of the shares to be issued to the holders. The value of the assets acquired shall be the value of the cash paid and to be paid to the sellers.

The Company has paid $200,000 during the period ended September 30, 2021.

NOTE－9 AMOUNTS DUE FROM (TO) RELATED PARTIES

Amounts due to related parties consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Amounts due to related parties (a)	$24,763	$96,940
Amounts due to shareholders (b)	—	738,964
Amount due to a director (c)	—	735,833
	$24,763	$1,571,737

(a) The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of September 30, 2021. The Company’s due to related parties balance was $24,763 and $96,940 as of September 30, 2021 and December 31, 2020, respectively.

(b) In February 2018, the Company entered into MOU with Connect Investment Pte Ltd (Enter Asia) for capital alliance for approximately 27% of shareholdings in the Company. Further, in August 2018, the said MOU was modified and shareholding was revised from 27% to 10% in the Company. However, subsequently in October 2020, it was agreed between both the parties to cease the said MOU with the understanding that there is no current and future obligation with either of them i.e. neither EnterAsia to make investment in the Company nor the Company to issue shares to EnterAsia. Further, the EnterAsia is going to get the shares of the Hottab Holdings Ltd (HHL) for the amount so far invested in the Company and therefore the amount due to EnterAsia is reclassified into the amount due to shareholder “Hottab Holdings Ltd”.

This amounts represented temporary advances to the Company by shareholder, which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $738,964 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of September 30, 2021. The Company’s due to a shareholder balance was $0 and $738,964 as of September 30, 2021 and December 31, 2020, respectively. Imputed interest is charged at 4.5% per annum, which was amounted to $36,380 and $36,381 for the nine months ended September 30, 2021 and 2020, respectively.

(c) The amount represented paid salaries and bonus to the Director which was unsecured, interest-free and had no fixed terms of repayments. As of June 30, 2021, the Director had $960,833 in accrued, but unpaid compensation which could be converted to shares by dividing that amount by the employment agreement conversion price of $0.83 to produce 1,157,630 shares. During the period ended September 30, 2021, the Company issued those shares at the fair value of $3,854,908, results into the additional compensation expenses of $2,894,075 accounted under stock based compensation account. The Company’s due to a director balance was $-0 and $735,833 as of September 30, 2021 and December 31, 2020, respectively.

Amounts due from related parties

The director has advance $97,500 during the period ended September 30, 2021, subsequently as of date, the same was recovered by the Company.

NOTE－10 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Accounts payable	$104,680	$54,256
Accrued liabilities and other payables- Related Party (a)	224,669	197,548
Accrued liabilities and other payables (b)	527,971	480,024
Total Accounts payable	$857,320	$731,828

(a) The amount represented due to three related parties in respect to unpaid salaries, unpaid legal fees and unpaid consulting fees amounted to $21,701, $70,104 and $132,864, respectively as of September 30, 2021.

The amount represented due to three related parties in respect to unpaid salaries, unpaid legal fees and unpaid consulting fees amounted to $5,000, $112,692 and $79,856, respectively as of December 31, 2020.

(b) Accrued liabilities and other payables consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Accrued payroll	$54,528	$58,092
Other accrual	154,325	146,826
Other payables (c)	245,000	245,000
Accrued vat expenses	19,932	1,788
Accrued taxes	54,186	28,318
Total Accrued liabilities	$527,971	$480,024

(c) This included $75,000 related to SOSV. In January 2019, the HPL entered into stock purchase agreement and accelerator contract for equity (ACE) with SOSV IV LLC (SOSV) whereby the HPL will issue shares representing 5% of their capital stock for the amounts of $168,000 in three tranche (a) SOSV to pay to the HPL $75,000 for integration of Mobile Only Accelerator (MOX) software development kit, (b) SOSV to pay on behalf of the HPL $48,000 upon MOX successful application and setting up subsidiary, and (c) SOSV to pay on behalf of the HPL $45,000 for setting program for services. The Company received first tranche of $75,000 only and thereafter no other two tranche received by the HPL, however, the outcome of the deal did not results success and so later the HPL have not issued any shares to the SOSV, therefore the arrangement amount of $75,000 accounted as loan from SOSV. The Company sent the legal letter to the SOSV intimating that the Company acquired HPL by issuing 156 shares of preferred stock series C to Hottab Holding Limited for the 100% acquisition of HPL. As of September 30, 2021 and December 31, 2020, the Company had a total of $75,000 and $75,000 outstanding on this account, respectively. (refer footnote#19 for legal update).

NOTE－11 LEASES

We adopted ASU No. 2016-02, Leases, on January 1, 2019, the beginning of our fiscal 2019, using the modified retrospective approach. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of September 30, 2021 and December 31, 2020.

The Company adopts a 5.26% as weighted average incremental borrowing rate to determine the present value of the lease payments. The weighted average remaining life of the lease was 3.48 year.

During the period ended September 30, 2021, the Company enter into new lease arrangements, and accounted as per ASC 842, the ROU asset and lease obligation of $479,171.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the period ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease expense (per ASC 842)	$13,554	$6,076	$31,975	$21,802
Short-term lease expense (other than ASC 842)	63,363	4,627	66,420	31,258
Total lease expense	$76,917	$10,703	$98,395	$53,060

As of September 30, 2021, right-of-use assets were $529,782 and lease liabilities were $533,312.

As of December 31, 2020, right-of-use assets were $79,109 and lease liabilities were $83,205.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of September 30, 2021

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending September 30:

Years ended September 30,	Operating lease amount
2022	$190,025
2023	166,530
2024	147,813
2025	77,997
Total	582,365
Less: interest	(49,053)
Present value of lease liabilities	$533,312
Less: non-current portion	(365,539)
Present value of lease liabilities – current liability	$167,773

NOTE－12 SHAREHOLDERS’ DEFICIT

Authorized stock

The Company is authorized to issue two classes of stock. The total number of shares of stock which the Company is authorized to issue is 100,000,000 shares of capital stock, consisting of 95,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.

The holders of the Company’s common stock are entitled to the following rights:

Voting Rights: Each share of the Company’s common stock entitles its holder to one vote per share on all matters to be voted or consented upon by the stockholders. Holders of the Company’s common stock are not entitled to cumulative voting rights with respect to the election of directors.

Dividend Right: Subject to limitations under Nevada law and preferences that may apply to any shares of preferred stock that the Company may decide to issue in the future, holders of the Company’s common stock are entitled to receive ratably such dividends or other distributions, if any, as may be declared by the Board of the Company out of funds legally available therefor.

Liquidation Right:. In the event of the liquidation, dissolution or winding up of our business, the holders of the Company’s common stock are entitled to share ratably in the assets available for distribution after the payment of all of the debts and other liabilities of the Company, subject to the prior rights of the holders of the Company’s preferred stock.

Other Matters: The holders of the Company’s common stock have no subscription, redemption or conversion privileges. The Company’s common stock does not entitle its holders to preemptive rights. All of the outstanding shares of the Company’s common stock are fully paid and non-assessable. The rights, preferences and privileges of the holders of the Company’s common stock are subject to the rights of the holders of shares of any series of preferred stock which the Company may issue in the future.

Common stock outstanding

As of September 30, 2021 and December 31, 2020, the Company had a total of 9,695,480 and 7,413,600 shares of its common stock issued and outstanding, respectively.

On February 10, 2021, the Company effected a 750 for 1 stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares and par value remain unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for the periods presented, unless otherwise indicated, to give effect to the forward stock split.

On September 21, 2021, the Company effected a 1 for 2.5 stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares and par value remain unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for the periods presented, unless otherwise indicated, to give effect to the reverse stock split.

An additional result of the stock split was that the stated value of preferred stock, the number of designated shares and outstanding shares of each series of preferred stock was unchanged in accordance to the respective certificate of designations. The number of authorized shares of preferred stock remained unchanged.

During the period ended September 30, 2021 and 2020, the Company issued 824,250 and 1,014,900 shares of common stock for employee services for the value of $1,707,557 and $1,023,494, respectively.

During the period ended September 30, 2021 and 2020, the Company issued 1,157,630 and 0 shares of common stock for director’s accrued salaries for the value of $960,834 and $0, respectively. The Company accounted $2,894,075 additional cost on these share issuance as loss on fair value of shares issued in 2021.

During the period ended September 30, 2021 and 2020, the Company issued 450,000 and 0 shares of common stock for director’s bonus for the value of $3,442,499 and $0, respectively.

During the period ended September 30, 2021 and 2020, the Company cancelled 150,000 and 0 shares of common stock at par value.

Warrants

In August 2019, the Company issued 21,000 shares of warrants to one employee for compensation of his service to purchase 21,000 shares of its common stock for the fair value of $17,500. Each share of warrant is converted to one share of common stock at an exercise price of $0.0001. The warrants will expire on the second (2nd) anniversary of the initial date of issuance. As at December 31, 2019, none of the warrants have been exercised. 21,000 shares fully exercised during the year ended December 31, 2020.

In December 2020, the Company issued certain numbers of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant is entitled the holder to purchase one C-1 preferred share at a price of $420 per share. The warrants shall be exercisable on or before December 31, 2020 and September 30, 2021. During the nine months ended September 30, 2021, the Company issued 2,120 warrants. During the nine months ended September 30, 2020, the Company issued 1,824 warrants.

In December 2020, a total of 838 warrants are exercised in exchanged to 838 Series C-1 preferred shares. (refer note 13 for details).

On April 19, 2021, the Company extended the termination date of the Warrant issued to Preferred series C-1 holder by nine months from the expiration date of September 30, 2021 to December 31, 2021. The Company considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the period ended September 30, 2021 and year ended December 31, 2020:

	September 30, 2021	December 31, 2020
Dividend rate	0%	0%
Risk-free rate	2%	2%
Weighted average expected life (years)	9 months	9 months
Expected volatility	0%	0	%(a)
Share price	$0.22	$0.22

(a)	The Company considered no volatility as from inception through the date there is very minimal transaction of the Company common stock.

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2021 and December 31, 2020:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2019 (a)	21,000	$0.0001	1.3
Issued (b)	4,094	$420	0.9
Exercised	(21,838)	$(6.34)	1
Expired	(1,209)	$(420)	(0.6)
Outstanding as of December 31, 2020	2,047	$420	0.6
Issued (b)	2,120	$420	0.5
Exercised	(238)	$(420)	—
Expired	—	—	—
Outstanding as of September 30, 2021 (b)	3,929	$420	0.5

There is no intrinsic value for warrants as of September 30, 2021 and December 31, 2020.

(a)	Common stock will be issued if those warrants exercise.

(b)	Preferred stock series C-1 will be issued if those warrants exercise.

NOTE－13 PREFERRED STOCKS AND WARRANTS

As of September 30, 2021 and December 31, 2020, the Company’s preferred stocks have been designated as follow:

	No. of shares	Stated Value
Series A Convertible Preferred Stock	10,000	$1,000
Series B Convertible Preferred Stock	10,000	$1,336
Series B-1 Convertible Preferred Stock	15,000	$2,917
Series C Convertible Preferred Stock	15,000	$5,763
Series C-1 Convertible Preferred Stock	30,000	$420
Series X Super Voting Preferred Stock	3,500	$0.0001

All of the Series A, B, B-1, C, and C-1 Preferred Shares were issued at a value of respective stated value per share. These all Series of Preferred Shares contain a conversion option, are convert into a fixed number of common shares or redeemable with the cash repayment at the liquidation, so as a result of this liquidation preference, under U.S GAAP, the Company has classified the all these Series of Preferred Shares within mezzanine equity in the condensed consolidated balance sheet.

Series X Super Voting Preferred Stock was issued a par value per share. This Series of Preferred Shares does not contain a conversion option, so as a result of this liquidation preference, under U.S GAAP, the Company has classified the this Series of Preferred Shares within permanent equity in the condensed consolidated balance sheet.

Voting Rights: (1) The affirmative vote of at least a majority of the holders of each series of preferred stock shall be necessary to:

(a)	increase or decrease the par value of the shares of the Series A Preferred Stock, alter or change the powers, preferences or rights of the shares of Series A Preferred Stock or create, alter or change the powers, preferences or rights of any other capital stock of the Company if after such alteration or change such capital stock would be senior to or pari passu with Series A Preferred Stock; and

(a)	adversely affect the shares of Series A Preferred Stock, including in connection with a merger, recapitalization, reorganization or otherwise.

(2) The affirmative vote of at least a majority of the holders of the shares of the Series A Preferred Stock shall be necessary to:

(a)	enter into a transaction or series of related transactions deemed to be a liquidation, dissolution or winding up of the Corporation, or voluntarily liquidate or dissolve;

(b)	authorize a merger, acquisition or sale of substantially all of the assets of the Company or any of its subsidiaries (other than a merger exclusively to effect a change of domicile of the Company to another state of the United States);

(c)	increase or decrease (other than decreases resulting from conversion of the Series A Preferred Stock) the authorized number of shares of the Company’s preferred stock or any series thereof, the number of shares of the Company’s common stock or any series thereof or the number of shares of any other class or series of capital stock of the Company; and

(d)	any repurchase or redemption of capital stock of the Company except any repurchase or redemption at cost upon the termination of services of a service provider to the Company or the exercise by the Company of contractual rights of first refusal as applied to such capital stock.

Dividend Rights: The holders of the Company’s preferred stock are not entitled to any dividend rights.

Conversion Rights (Series A Preferred Stock): Upon the consummation of this offering, the issued and outstanding shares of Series A Preferred Stock automatically convert into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) the aggregate Stated Value of the issued and outstanding Series A Preferred Stock plus any other amounts due to the holders thereof divided by (y) the offering price of the Company’s common stock. If 90 days after conversion, the closing market price of the Company’s common stock as quoted on Nasdaq (the “Market Value”) has decreased below the initial public offering price, each holder of the Series A Preferred Stock shall be issued a warrant to purchase a number of shares of the Company’s common stock equal to 40% of the quotient of the (a) aggregate Stated Value held by such holder before conversion at the initial public offering price and the Market Value of the shares of common stock that were issuable upon conversion divided by (b) the Market Value. The warrants shall have a term of five years and shall be exercisable at the Market Value.

Conversion Rights (Preferred Stock other than Series A and Series X Super Voting Preferred Stock): Upon the consummation of this offering, each issued and outstanding share of Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock and Series C-1 Preferred Stock will automatically convert into 750 shares of the Company’s common stock. Series X Super Voting Preferred stock shall not have any rights to convert into the Company’s common stock.

Liquidation Rights: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a "Liquidation Event"), the holders of each series of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Company’s common stock by reason of their ownership thereof, an amount per share in cash equal to the greater of (x) the aggregate Stated Value for all shares of such series of Preferred Stock then held by then or (y) the amount payable per share of the Company’s common stock which such holder of preferred stock would have received if such holder had converted to common stock immediately prior to the Liquidation Event all of such series of preferred stock then held by such holder (the "Series Stock Liquidation Preference"). If, upon the occurrence of a Liquidation Event, the funds thus distributed among the holders of the preferred stock shall be insufficient to permit the payment to the holders of the preferred stock the full Series Stock Liquidation Preference for all series, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the preferred stock in proportion to the aggregate Series Liquidation Preferences that would otherwise be payable to each of the holders of preferred stock. Such payment shall constitute payment in full to the holders of the preferred stock upon the Liquidation Event. After such payment shall have been made in full, or funds necessary for such payment shall have been set aside by the Company in trust for the account of the holders of preferred stock, so as to be immediately available for such payment, such holders of preferred stock shall be entitled to no further participation in the distribution of the assets of the Company. The sale of all or substantially all of the assets of the Company, or merger, tender offer or other business combination to which the Company is a party in which the voting stockholders of the Company prior to such transaction do not own a majority of the voting securities of the resulting entity or by which any person or group acquires beneficial ownership of 50% or more of the voting securities of the Company or resulting entity shall be deemed to be a Liquidation Event.

Other Matters: The holders of the Company’s preferred stock have no subscription or redemption privileges and are not subject to redemption. The Company’s Series Preferred Stock does not entitle its holders to preemptive rights. All of the outstanding shares of the Company’s preferred stock are fully paid and non-assessable.

Series A Preferred Shares

During the year ended December 31, 2018, the Company issued 8,000 shares of Series A convertible preferred stock for the purchase of software at the stated value of $1,000 per share, totaling $8,000,000. The holder of this series A provided their consent to waive the warrant provision available with them and accordingly the preferred series A accounted in 2018.

There was no Series A Preferred Shares issued during the nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, there were 8,000 and 8,000 shares of Series A Preferred Shares issued and outstanding, respectively.

Series B Preferred Shares

There was no Series B Preferred Shares issued during the nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, there were 2,548 and 2,548 shares of Series B Preferred Shares issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Shares issued during the nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, there were 160 and 160 shares of Series B-1 Preferred Shares issued and outstanding, respectively.

Series C Preferred Shares

During the nine months ended September 30, 2021, the Company issued 1,116 and 74 shares of Series C preferred stock for cash in private placement and consulting services for the value of $6,431,508 and $426,462, respectively.

During the nine months ended September 30, 2021, the Company incurred the issuance cost on above Series C private placement accounted $195,942 in shares and $460,361 in cash.

There was no Series C Preferred Shares issued during the nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, there were 1,552 and 362 shares of Series C Preferred Shares issued and outstanding, respectively.

Series C-1 Preferred Shares

The Company accounts for warrants issued in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480. These warrants did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and classified the Series C-1 Preferred Shares within mezzanine equity in the condensed consolidated balance sheet.

During the period ended September 30, 2021, the Company issued 6,235 and 4,864 shares of Series C-1 preferred stock for cash in private placement and consulting services for the value of $2,618,700 (out of which $479,640 is received subsequent to September 30, 2021) and $2,042,880, respectively.

During the nine months ended September 30, 2021, the Company incurred the issuance cost on above series C-1 private placement accounted $245,700 in shares and $90,748 in cash. There is no issuance cost incurred in 2020.

During the period ended September 30, 2020, the Company issued 1,688 and 571 shares of Series C-1 preferred stock for cash in private placement and consulting services for the value of $708,960 and $239,820, respectively.

As of September 30, 2021 and December 31, 2020, there were 13,984 and 2,885 shares of Series C-1 Preferred Shares issued and outstanding, respectively.

Series X Super Voting Preferred Shares

In August 2021, the Company created a new series of preferred stock to be titled “Series X Super Voting Preferred Stock,” consisting of  2,000 shares and to provide to such preferred stock certain rights and privileges including but not limited to the right to 10,000 votes per share (post reverse split: 4,000 votes per share) to vote on all matters that may come before the stockholders of the Corporation, voting together with the common stock as a single class on all matters to be voted or consented upon by the stockholders but is not entitled to any dividends, liquidation preference or conversion or redemption rights, so accordingly it is accounted as an equity classification. In September 2021, the Company increased the number of shares designated as Series X Super Voting Preferred to 3,500.

During the period ended September 30, 2021 and 2020, the Company issued 3,500 and 0 shares of Series C-preferred stock at par value, respectively.

As of September 30, 2021 and December 31, 2020, there were 3,500 and 0 shares of Series C Preferred Shares issued and outstanding, respectively.

NOTE－ 14 INCOME TAXES

For the nine months ended September 30, 2021 and 2020, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended September 30,
	2021	2020
Tax jurisdiction from:
- Local	$14,272,684	$—
- Foreign	1,246,371	2,507,042
Loss before income taxes	$15,519,055	$2,507,042

The provision for income taxes consisted of the following:

Nine months ended September 30,
	2021	2020
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	—	—
- India	9,943	15,069

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
Income tax expense	$9,943	$15,069

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: Singapore and Vietnam that are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is registered in the Nevada and is subject to the tax laws of United States.

As of September 30, 2021, the operation in the United states incurred $25,094,900 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $5,269,929 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of September 30, 2021, the operation in the Singapore incurred $1,437,668 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $230,027 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020
Loss before income taxes	$(450,407)	$(233,689)
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	(90,081)	(46,738)
Tax effect of allowance	90,081	46,738
Income tax expense	$—	$—

As of September 30, 2021, the operation in the Vietnam incurred $859,275 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $171,855 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020
Income before income taxes	$17,716	$(182,363)
Statutory income tax rate	25%	15%
Income tax expense at statutory rate	4,429	(27,354)
Tax effect of allowance	5,514	42,423
Income tax expense	$9,943	$15,069

As of September 30, 2021, the operation in the India incurred $17,716 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $9,943.

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Unaudited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$5,269,929	$2,171,941
- Singapore	230,027	131,985
- Vietnam	171,855	81,774
- India	—	—
	5,671,811	2,385,700
Less: valuation allowance	(5,671,811)	(2,385,700)
Deferred tax assets, net	$—	$—

NOTE－ 15 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the nine months ended September 30, 2021 and 2020, $9,655 and $5,199 contributions were made accordingly. During the three months ended September 30, 2021 and 2020, $5,669 and $3,463 contributions were made accordingly.

NOTE－ 16 RELATED PARTY TRANSACTIONS

From time to time, the shareholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

During the three month ended September 30, 2021 and 2020, the Company rendered the consultancy service with related parties for the issuance of 2,854 and 571 shares of Series C-1 preferred stock, at the price of $1,198,680 and $239,820, respectively.

During the nine month ended September 30, 2021 and 2020, the Company rendered the consultancy service with related parties for the issuance of 4,314 and 571 shares of Series C-1 preferred stock, at the price of $1,811,880 and $239,820, respectively.

The Company paid and accrued to the directors, the total salaries of $196,108 and $22,529 and 201,588 and $0 during the three months ended September 30, 2021 and 2020, respectively.

The Company paid and accrued to the directors, the total salaries of $611,193 and $22,529 and $604,378 and $0 during the nine months ended September 30, 2021 and 2020, respectively.

During the three months ended September 30, 2021 and 2020, the Company issued 2,134,042 and 3000 shares of Common stock, at the price of $12,570,943 and $810,000 for the stock based compensation to director and employee, respectively.

During the nine months ended September 30, 2021 and 2020, the Company issued 2,134,042 and 3000 shares of Common stock, at the price of $12,570,943 and 810,000 for the stock based compensation to director and employee, respectively.

The company subsidiaries paid and accrued their two officers, total professional fee of $5,785 and $1,259 and $8,310 and $1,300 during the three months ended September 30, 2021 and 2020, respectively.

The company subsidiaries paid and accrued their two officers, total professional fee of $10,307 and $1,259 and $35,898 and $1,300 during the nine months ended September 30, 2021 and 2020, respectively.

The Company paid and accrued its shareholders, total professional fee of $151,342 and $102,412 and $31,341 and $21,000 during the three months ended September 30, 2021 and 2020, respectively.

The Company paid and accrued its shareholders, total professional fee of $378,785 and $123,412 and $102,979 and $56,0000 during the nine months ended September 30, 2021 and 2020, respectively.

During August and September 2021, the Company issued 3,300 shares of its Series X Super Voting Preferred Stock (the “Super Voting Preferred Stock”) to the founder and Chief Executive Officer, Mr. Dennis Nguyen and 200 shares of the Super Voting Preferred Stock to Chief Financial Officer, Mr. Raynauld Liang.

In August 2021, the Company approved the conversion of Inter-Company loan of $1,249,999 due and owing by Sopa Technology PTE. LTD. (“STPL”), by exchange of 8,500 shares of STPL which represents 85% of the total issued and paid-up capital of STPL on a fully diluted basis.

On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 and $738,964 were forgiven by the related parties. Also, the Company served the notification to a related party that certain terms under call option agreement and side letter were no longer effective, in case of non-fulfillment with the milestone conditions as set out in the agreements amounts of $75,000 cash consideration and $558,000 equity incentive.

As of June 30, 2021, Mr. Nguyen had $960,833 in accrued, but unpaid compensation which could be converted to shares by dividing that amount by the employment agreement conversion price of $0.83 to produce 1,157,630 shares.

HOTTAB Asset Vietnam Co Ltd, a company limited by shares incorporated under the laws of Vietnam on July 25, 2019, is currently wholly-owned by Ngo Cham, an employee of HOTTAB Vietnam Co Ltd. HOTTAB Asset Vietnam Co Ltd manages the Group’s website and apps in Vietnam via a contractual relationship. All profits accrued by HOTTAB Asset Vietnam Co Ltd are paid as management fees to HOTTAB Vietnam Co Ltd. HOTTAB Vietnam Co Ltd has an irrevocable call option to acquire 100% of the equity of HOTTAB Asset Vietnam Co Ltd.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－17 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the nine months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Nine months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$24,813	25%	$19,308
Customer B	$12,615	13%	$—
Customer C	$58,300	58%	$68,285 *

*	- This included value added taxes (“VAT”)

	Nine months ended September 30, 2020		September 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$31,604	76%	$—

For the three months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended September 30, 2021
Customer	Revenues	Percentage of revenues
Customer A	$10,016	12%
Customer B	$12,615	13%
Customer C	$58,300	58%

	Three months ended September 30, 2020
Customer	Revenues	Percentage of revenues
Customer A	$9,789	84%

All customers are located in Vietnam except one located in Indonesia.

(b) Major vendors

For the nine months ended September 30, 2021 and 2020, the vendors who accounts for 10% or more of the Company’s hardware purchases and software cost its outstanding payable balances as at year-end dates, are presented as follows:

	Nine months ended September 30, 2021		September 30, 2021
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$30,577	27%	$44,867
Vendor B	$17,827	16%

	Nine months ended September 30, 2020		September 30, 2020
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$46,863	72%	$—
Vendor B	—	—	—

For the three months ended September 30, 2021 and 2020, the vendors who accounts for 10% or more of the Company’s hardware purchases and software cost its outstanding payable balances as at year-end dates, are presented as follows:

Three months ended September 30, 2021
	Purchases	Percentage of purchases
Vendors
Vendor A	$—	—

	Three months ended September 30, 2020
Vendors	Purchases	Percentage of purchases
Vendor A	$24,401	90%
Vendor B	—	—

All vendors are located in Vietnam.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND, SGD and INR and a significant portion of the assets and liabilities are denominated in VND, SGD and INR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND, SGD and INR. If VND, SGD and INR depreciates against US$, the value of VND, SGD and INR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e) Economic and political risks

The Company's operations are conducted in the Republic of Vietnam. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the Vietnam, and by the general state of the Vietnam economy.

The Company's operations in the Vietnam and India are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the Vietnam and India, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE－18 COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

Right issues under Series C-1 preferred stock

The Company has issued warrant pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant entitles the holder to purchase two (2) common shares at a price of $168 per share. The warrants shall be exercisable on or before December 31, 2020 and June 30, 2021, respectively. On April 19, 2021, the Company extended the termination date of the Warrant issued to Preferred series C-1 holder by six months from the expiration date of June 30, 2021 to December 31, 2021. The Company considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Financing arrangement (due to a shareholder)

In February 2018, the Company entered into MOU with Connect Investment Pte Ltd (Enter Asia) for capital alliance for approximately 27% of shareholdings in the Company. Further, in August 2018, the said MOU was modified and shareholding was revised from 27% to 10% in the Company. However, subsequently in October 2020, it was agreed between both the parties to cease the said MOU with the understanding that there is no current and future obligation with either of them i.e. neither EnterAsia to make investment in the Company nor the Company to issue shares to EnterAsia. Further, the EnterAsia is going to get the shares of the Hottab Holdings Ltd (HHL) for the amount so far invested in the Company and therefore the amount due to EnterAsia is reclassified into the amount due to shareholder “Hottab Holdings Ltd”.

SOSV

In January 2019, the HPL entered into stock purchase agreement and accelerator contract for equity (ACE) with SOSV IV LLC (SOSV) whereby the HPL will issue shares representing 5% of their capital stock for the amounts of $168,000 in three tranche (a) SOSV to pay to the HPL $75,000 for integration of Mobile Only Accelerator (MOX) software development kit, (b) SOSV to pay on behalf of the HPL $48,000 upon MOX successful application and setting up subsidiary, and (c) SOSV to pay on behalf of the HPL $45,000 for setting program for services. The Company received first tranche of $75,000 only and thereafter no other two tranche received by the HPL, however, the outcome of the deal did not results success and so later the HPL have not issued any shares to the SOSV, therefore the arrangement amount of $75,000 accounted as loan from SOSV. On February 2, 2021, the Company sent the legal letter to the SOSV intimating that the Company acquired HPL by issuing 117,000 preferred stock series C to Hottab Holding Limited for the 100% acquisition of HPL. As of September 30, 2021 and December 31, 2020, the Company had a total of $75,000 and $75,000, outstanding on this account, respectively. (see below for legal update)

Service contracts

The Company carries various service contracts on its vendors for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Material contracts

On 28 May 2021, the Company entered into a business cooperation agreement with Paytech Company Limited (“Strategic Partners”) to provide payment integration and loyalty services to the platform that allows merchants to process transactions with consumers. As of date, this program have not started and expected to commence in next year 2022.

On 15 August 2021, the Company entered into a business cooperation agreement with Rainbow Loyalty Company Limited (“Strategic Partners”) to provide loyalty services for merchants on the platform. As of date, this program have not started and expected to commence in next year 2022.

Executive service agreements

On April 1, 2017 the Company entered into an at-will Employment Agreement with Dennis Nguyen, its Chairman and Chief Executive Officer. The Employment Agreement provides for a monthly salary of $40,000; provided that until the Company has adequate reserves to pay Mr. Nguyen’s salary, he may convert any unpaid salary into common stock of the Company at a share price equal to $250 per share. Mr. Nguyen is also entitled to an annual cash bonus of $250,000; provided that until the Company has adequate reserves to pay Mr. Nguyen’s annual bonus, he may convert any unpaid bonus into common stock of the Company as described above. This provision was inserted into the employment agreement to compensate Mr. Nguyen in stock, at his option, and was to remain operable only until the Company has sufficient cash to pay him his salary in cash. From July 2021 until now, the Company’s cash balance has been at least $4 million and the Company has paid Mr. Nguyen his salary in full in every month from July 2021 until now. As a result of these facts, the conversion feature in Mr. Nguyen’s contract became inoperable as of July 1, 2021 and Mr. Nguyen no longer has the option to convert unpaid salary into the Company’s shares. On October 25, 2021, the Company has also amended Mr. Nguyen’s contract to delete the conversion feature to make clear the conversion feature will not be operable in the future. Therefore, the Company will not accrue any expense. Mr. Nguyen is also entitled to participate in all of the other benefits of the Company which are generally available to office employees and other employees of the Company. Mr. Nguyen is not entitled to any severance pay.

On September 1, 2021 the Company entered into a 5-year Employment Agreement with Raynauld Liang, its Chief Financial Officer and Singapore Country General Manager. The employment agreement provides Mr. Liang with compensation of (i) an annual base salary of $240,000; (ii) an annual discretionary incentive cash bonus with a minimum target of 25% of base salary; (iii) 814,950 shares of the Company’s common stock (taking into account the Company’s stock split 1:750 and reverse stock split 1:2.5), of which 651,960 shares are subject to vesting over a two-year period; and (iv) all other executive benefits sponsored by the Company. If a change of control of the Company occurs and if at the time of such change of control the Company’s common stock is trading at a price that is double the initial public offering price, then Mr. Liang will be entitled to a cash bonus equal to three (3) times his base salary. If Mr. Liang is terminated other than for cause or resigns for good reason, he will be entitled to receive continued base salary until the earlier of (x) the anniversary date of such termination and (y) the end of the 5-year term of the employment agreement; provided, however, if the termination is after September 1, 2022, then the period set forth in clause (x) shall be 18 months from the date of the employment agreement. Mr. Liang may terminate the employment agreement at any time other than for good reason with 30 days’ notice to the Company.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Two cases are employment actions filed by former employees who seek compensation alleged to be due pursuant to agreements with the Company.  Both of the employees are represented by the same counsel and filed their cases in the Supreme Court of the State of New York, County of New York, in December 2019.

In one of those actions, a former employee claims entitlement to compensation and a bonus totaling $566,000 and 39,000-58,500 shares of Company common stock, together with costs.  The Company responded to the complaint and also asserted counterclaims in the proceeding for $1,500,000 to $4,000,000 plus punitive damages, together with interest and costs, arising from, inter alia, the former employee’s breach of contract, unfair competition, misappropriation of trade secrets and breach of fiduciary duty.  The former employee has responded to the Company’s counterclaims and this action is in the discovery phase of the litigation.

In the other employment action, another former employee claims entitlement to salary payments and expense reimbursement in the amount of $122,042.60, plus liquidated damages, together with costs.  This former employee also claims entitlement to 516,300 to 760,800 shares of the Company’s common stock.  In addition, this action also includes claims by a plaintiff-entity alleging entitlement to $8 million in shares of the Company’s Series A Preferred stock.  The Company responded to the complaint and also asserted counterclaims against the former employee in the proceeding for $1,500,000 to $2,000,000 plus punitive damages, together with costs, arising from, inter alia, the former employee’s breach of contract, breach of fiduciary duty, tortious interference and fraud.  The former employee has responded to the Company’s counterclaims and this action is still in the discovery phase of litigation.

The third case also involves one of those former employees; therein, a Company affiliate filed suit in February 2020 seeking enforcement, by way of specific performance, of an agreement which entitles the affiliate to purchase all of the 99 percent of the shares of the plaintiff-entity which alleges entitlement to $8 million in shares of the Company’s Series A Preferred Stock in one of the employment actions described above.  The former employee has responded to the Company’s complaint in this action with a motion to dismiss, which was later withdrawn by same, and then by way of an answer without counterclaims.  The judge assigned to this action has announced his retirement and the case has not yet been reassigned.

The Company was in an AAA arbitration defending allegations of breach of an agreement. The Demand for Arbitration therein, dated August 25, 2020, asserted that the Petitioner, an LLC, had an agreement with the Company and its CEO granting the Petitioner the right to require the Company to redeem certain common stock in the Company for a cash payment.

The Demand alleged that the Petitioner submitted a Redemption Notice, as required under the alleged agreement, obligating the Company to redeem the shares. The Demand alleged that the failure of the Company to redeem the shares and pay Petitioner further obligated the Company to provide additional common stock to the Petitioner. The amount alleged to be due to the Petitioner as of July 31, 2020 was said to be $590,461.94 and growing daily while the number of additional common stock shares alleged to be due to Petitioner as of July 31, 2020 was said to be 708,542,582 and growing, daily.

In order to avoid an adverse award, the Company agreed to settle the matter for the sum of $550,000. No additional shares were included in the settlement agreement. The settlement sum was required to be paid in two tranches, with $250,000 to have been paid on or before May 28, 2021 and the remaining $300,000 to be paid on or before June 30, 2021. The Company made the required settlement payments and the matter is now considered closed.

On or about March 5, 2021, SOSV IV LLC (“SOSV”) sent a demand letter to the Company in regard to its investment in Hottab Pte. Ltd. (“Hottab”).

In this letter, and the subsequently filed lawsuits, SOSV alleges that it entered into an investment arrangement with Hottab in which SOSV was to receive five percent (5%) of the common stock of Hottab and entered into an Accelerator Contract for Equity (the “ACE”) pursuant to which it alleges to have invested a sum of $168,000 with Hottab. These events are alleged to have taken place prior to the Company’s acquisition of Hottab. SOSV alleges that the Company subsequently acquired all of the outstanding shares of Hottab, which it alleges triggered a liquidity event clause under the ACE requiring the Company, by way of its ownership of Hottab, to pay SOSV twice its investment, or $336,000.

SOSV further alleges that subsequent to a term sheet between the Company and Hottab being executed, the Company entered into an agreement to purchase one hundred percent (100%) of the issued and outstanding shares of Hottab from Hottab Holdings Limited (“Hottab Holdings”). As SOSV does not have any interest in Hottab Holdings, it did not receive any consideration as allegedly provided under the ACE.

Upon these allegations, SOSV asserts causes of action sounding in fraudulent misrepresentation/concealment, breach of contract, breach of the covenant of good faith and fair dealing, quantum meruit and/or unjust enrichment, promissory estoppel, oppression of minority shareholder, and breach of fiduciary duties. SOSV seeks damages in the amount of $336,000.00 in addition damages equal to the value of SOSV’s alleged equity in Hottab or in the alternative shares of the Company in an amount equal to SOSV’s ownership interest in Hottab at the time of the purchase of Hottab’s shares from Hottab Holdings.

Initially, SOSV filed suit in the District Court for New Jersey on June 10, 2021. SOSV voluntarily dismissed its New Jersey lawsuit and on October 29, 2021, re-filed the action in the Southern District of New York. The New York lawsuit was also voluntarily dismissed by SOSV. However, SOSV may choose to re-file its lawsuit.

The Company denies the accusations of SOSV and intends to vigorously defend this matter if the action is re-filed. As the lawsuit has been voluntarily dismissed, there have been no proceedings and we are unable to prognosticate a likelihood of success, or whether SOSV will re-file the action.

As of September 30, 2021 and December 31, 2020, the Company had a total of $75,000 and $75,000 outstanding on this account, respectively.

As of September 30, 2021, the Company expects no possible loss from these legal proceedings and no provision is accrued accordingly.

NOTE－19 SEGMENT REPORTING

We have two reportable segments: (i) e-commerce and (ii) Merchant POS. The e-commerce segment includes the operations of Sopa Technology Company Ltd. Additionally, the Merchant POS segment comprises the operations of Hottab group and SOPA entities except SOPA Technology Company Ltd. Lastly, reported under Merchant POS included acquired operating segment, Hottab group and all SOPA entities except SOPA Technology Company Ltd  . Merchant POS includes Hardware sales, subscription sales and e-Commerce includes online ordering such as Fashion & Accessories, Beauty & Personal Care, and Home & Lifestyle.

Our Chief Operating Decision Maker (CODM) evaluate operating segments using the following table presents revenues and gross profits by reportable segment and asset except liability information.

	Nine Months Ended September 30, 2021
	e-Commerce	Merchant POS	Total
Revenue
Hardware sales	$—	$335	$335
Software subscription	—	26,970	26,970
Sales – online ordering	73,518	—	73,518
Total revenue	73,518	27,305	100,823

Cost of sales:
Hardware sales	—	(165)	(165)
Software subscription	(166,761)	(39,626)	(206,387)
Cost of online ordering	(57,741)	—	(57,741)
Total cost of revenue	(224,502)	(39,791)	(264,293)

Operating Expenses
Sales and marketing expenses	(78,808)	(6,219)	(85,027)
Software development costs	—	(76,698)	(76,698)
Impairment loss	(200,000)	—	(200,000)
General and administrative expenses	(73,285)	(14,341,077)	(14,414,362)
Total operating expenses	(352,093)	(14,423,994)	(14,776,087)
Loss from operations	(503,077)	(14,436,180)	(14,939,557)

	Three Months Ended September 30, 2021
	e-Commerce	Merchant POS	Total
Revenue
Hardware sales	$—	$—	$—
Software subscription	—	10,016	10,016
Sales – online ordering	73,518	—	73,518
Total revenue	73,518	10,016	83,534

Cost of sales:
Hardware sales	—	—	—
Software subscription	(80,557)	(21,138)	(101,695)
Cost of online ordering	(57,741)	—	(57,741)
Total cost of revenue	(138,298)	(21,138)	(159,436)

Operating Expenses
Sales and marketing expenses	(40,744)	(2,099)	(42,843)
Software development costs	—	(9,709)	(9,709)
Impairment loss	—	—	—
General and administrative expenses	(48,658)	(8,243,805)	(8,292,463)
Total operating expenses	(89,402)	(8,255,613)	(8,345,015)
Loss from operations	(154,182)	(8,266,735)	(8,420,917)

	September 30, 2021
	e-Commerce	Merchant POS	Total
Identifiable assets	$147,950	$11,170,288	$11,318,238

	December 31, 2020
	e-Commerce	Merchant POS	Total
Identifiable assets	$—	$7,866,273	$7,866,273

	Nine Months Ended September 30, 2020
	e-Commerce	Merchant POS	Total
Revenue
Hardware sales	$—	$3,510	$3,510
Software subscription	—	37,752	37,752
Sales – online ordering	—	—	—
Total revenue	—	41,262	41,262

Cost of sales:
Hardware sales	—	(2,982)	(2,982)
Software subscription	—	(56,127)	(56,127)
Cost of online ordering	—	—	—
Total cost of revenue	—	(59,109)	(59,109)

Operating Expenses
Sales and marketing expenses	—	(3,125)	(3,125)
Software development costs	—	(139,151)	(139,151)
Impairment loss	—	(8,778)	(8,778)
General and administrative expenses	—	(2,311,266)	(2,311,266)
Total operating expenses	—	(2,462,320)	(2,462,320)

Loss from operations	—	(2,480,167)	(2,480,167)

	Three Months Ended September 30, 2020
	e-Commerce	Merchant POS	Total
Revenue
Hardware sales	$—	$585	$585
Software subscription	—	11,044	11,044
Sales – online ordering	—	—	—
Total revenue	—	11,629	11,629

Cost of sales:
Hardware sales	—	(585)	(585)
Software subscription	—	(19,731)	(19,731)
Cost of online ordering	—	—	—
Total cost of revenue	—	(20,316)	(20,316)

Operating Expenses
Sales and marketing expenses	—	—	—
Software development costs	—	(33,658)	(33,658)
Impairment loss	—	4,164	4,164
General and administrative expenses	—	(1,580,287)	(1,580,287)
Total operating expenses	—	(1,609,781)	(1,609,781)

Loss from operations	—	(1,618,468)	(1,618,468)

NOTE－20 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements.

On November 8, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC, acting as representative to the underwriters (the “Representative”), related to the initial public offering of 2,888,889 shares of the Company’s common stock, par value $0.0001 per share (the “Firm Shares”), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company has granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 433,334 shares of common stock (the “Option Shares”) at a public offering price of $9.00, less discounts and commissions, to cover over-allotments, if any. The Company’s common stock was listed on the Nasdaq Capital Market on November 9, 2021 and began trading on such date. The closings (the “IPO Closings”) of the offering and sale of the Firm Shares and the sale of 236,111 Option Shares occurred on November 12, 2021. Aggregate gross proceeds from the closings related to the Firm Shares and the Option Shares was $26,000,001 and $2,124,999, respectively.

On December 1, 2021, Leflair Incorporated under the laws of the State of Navada and subsequently share issued to the Company on December 7, 2021 as wholly-owned subsidiary.

On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as Consultanct to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The consideration of the service are $3,250,000 and $3,190,000.

Upon the IPO Closings, all outstanding shares of preferred stock series A, B, B-1, C and C-1 automatically converted into 888,889 shares, 764,400 shares, 48,000 shares, 465,600 shares and 4,195,200 shares of the Company’s common stock, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data,” the condensed consolidated financial statements and the related notes thereto, and the consolidated financial statements and the related notes thereto all included elsewhere in this report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed in the Company’s final prospectus for its initial public offering on file with the Secuties and Exchange Commision (the “SEC”), particularly in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We acquire and operate e-commerce platforms through our direct and indirect wholly-owned subsidiaries, including but not limited to Society Technology LLC, SoPa Technology Pte Ltd, SoPa Cognitive Analytics Pte Ltd, Sopa Technology Co Ltd, HOTTAB Pte Ltd and HOTTAB Vietnam Co Ltd. Along with HOTTAB Asset Vietnam Co Ltd (currently wholly-owned by one employee of HOTTAB Vietnam Co Ltd and contractually operated by HOTTAB Vietnam Co Ltd), these eight companies form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in Vietnam while maintaining an administrative headquarters in Singapore. In Feb 2021,we have acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”) as more fully described in “Business – Leflair” and are in the process of integrating the Leflair assets with the SoPa and #HOTTAB platform. On 9 November 2021, the Group have been approved for listing on Nasdaq Capital Market (“Nasdaq”) and will trade under the ticker symbol “SOPA”. The Group is a leading Southeast Asian data-driven loyalty platform with its initial offering of 2,888,889 shares of common stock at a price of US$9.00 per share. After the completion of our initial public offering (“IPO”), we intend to expand our e-commerce ecosystem throughout the rest of SEA and South Asia with particular focuses on Philippines, India and Bangladesh.

Our ecosystem currently comprises of seven e-commerce interfaces targeting consumers and merchants: SoPa food & beverage (“F&B”) App, SoPa.asia F&B Marketplace website, #HOTTAB Biz App, #HOTTAB POS App, Hottab.net admin website, Leflair App, and Leflair Lifetyle Marketplace website (the “Platform”). Our loyalty-focused and data-driven e-commerce marketing platform interfaces connect consumers with merchants in the F&B and lifestyle sectors, assisting local brick-and-mortar businesses to access new customers and markets to thrive in an increasingly convenience-driven economy. Our Platform integrates with both global and country-specific search engines and applications and accepts international address and phone number data, providing a consumer experience that respects local languages, address formats and customs. Our strategic partners work with us to penetrate local markets, while our Platform allows effortless integration with existing technological applications and websites.

Our consumer facing business consists of our “SoPa” and “Leflair” brands. Through our SoPa F&B App, and SoPa.asia F&B Marketplace website, we provide frictionless online ordering and delivery experience for consumers in the F&B sector. Our Leflair lifestyle e-commerce platform markets and sells products in three verticals: Fashion & Accessories, Beauty & Personal Care, and Home & Lifestyle. Our consumer facing platforms feature an easy-to-navigate, multi-lingual user interface with multiple integrated payment and delivery options

Branded as “#HOTTAB”, our merchant facing business helps merchants increase revenues and streamline costs with an online and multilingual store front, fully integrated POS software solution, joint marketing program, payment infrastructure, loyalty administration, customer profile analytics, and SME financing packages. Through #HOTTAB Biz App, #HOTTAB POS and Hottab.net merchant administration website interfaces, #HOTTAB functions both online and offline and facilitates transactions, orders, voucher redemption, and rewards. Merchants only need a smart device in order to quickly access our #HOTTAB product ecosystem. In addition, our Customer Care department provides attentive after-sales service.

Upon the expected launch of Society Points in the second half of 2021, consumers will be able to use our Society Points at merchant locations initially throughout Vietnam and then we expect to expand availability of Society Points throughout SEA and South Asia See “Business —Loyalty Points —Society Points.”

As of December 6, 2021 we have onboarded over 1.5 million registered consumers and over 5,500 registered merchants on our Platform.

Impact of the COVID-19 Pandemic

The current outbreak of COVID-19 has globally resulted in loss of life, business shutdowns, restrictions on travel, and widespread cancellation of social gatherings. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	new information which may emerge concerning the severity of the disease in Vietnam and SEA;
•	the duration and spread of the outbreak;
•	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;
•	regulatory actions taken in response to the pandemic, which may impact merchant operations, consumer and merchant pricing, and our product offerings;
•	other business disruptions that affect our workforce;
•	the impact on capital and financial markets; and
•	action taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

In addition, the current outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future impact, demand for merchants and consumer purchase patterns, which in turn, could adversely affect our revenue and results of operations.

Since the onset of the COVID-19 pandemic in March and April 2020, all our POS merchant clients are affected by COVID-19 measures for F&B to temporary stop restaurant dine ins.

•	Some of our restaurant clients ceased operations permanently and many were closed since June 2020 without any notice of reopening their business to date.
•	Our largest POS client, a hotel chain for which we provide POS services to their F&B business in their hotels, ceased operations in two out of nine hotels since April 2020.
•	The Company faces challenges to onboard new clients but at the same time losing many existing ones.

With the ongoing pandemic, Company faces challenges in our operation as follows;

•	Disruption of operation in Vietnam, India, Singapore and US where staffs have to work from home.
•	The coordination of rebooting of company’s recent asset acquisition of Leflair an ecommerce platform.
•	Application of licenses are delayed as government agencies take longer time to review and process time.
•	HR process to hire personnel are generally slow due to people not willing to leave their current job, company have to spend more time and resources.

The spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations in certain cases, and cancellation of physical participation in certain meetings, events and conferences and further actions may be taken as required or recommended by government authorities or as we determine are in the best interests of our employees, customers, and other business partners. We are monitoring the global outbreak of the pandemic, in SEA, especially Vietnam and are taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and the governmental and community reactions thereto. See “Risk Factors--Our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue,net	83,534	11,629	100,823	41,262
Cost of revenue	(159,436)	(20,316)	(264,293)	(59,109)
Gross loss	(75,902)	(8,687)	(163,470)	(17,847)
Less operating expenses:
Sales and marketing expenses	(42,843)	—	(85,027)	(3,125)
Software development costs	(9,709)	(33,658)	(76,698)	(139,151)
Impairment loss	—	4,164	(200,000)	(8,778)
General and administrative expenses	(8,292,463)	(1,580,287)	(14,414,362)	(2,311,266)
Total operating expenses	(8,345,015)	(1,609,781)	(14,776,087)	(2,462,320)
Loss from operations	(8,420,917)	(1,618,468)	(14,939,557)	(2,480,167)

Other income (expense):
Interest income	55	3	71	11
Interest expense	(12,272)	(12,261)	(36,486)	(36,381)
Loss on settlement of litigation	—	—	(550,000)	—
Other income	5,170	3,737	6,917	9,495
Total other expense	(7,047)	(8,521)	(579,498)	(26,875)
Loss before income taxes	(8,427,964)	(1,626,989)	(15,519,055)	(2,507,042)
Income taxes	(1,303)	(4)	(9,943)	(15,069)
NET LOSS	$(8,429,267)	$(1,626,993)	$(15,528,998)	$(2,522,111)

Revenue. We generated revenues of $83,534 and $ 11,629 for the three months ended September 30, 2021 and 2020 respectively. During the nine month ended September 30, 2021 and 2020 we generated revenue of $100,823 and $41,262 respectively. The significant increase in revenue for three months and nine months was due to more merchants were joining our platform to operate their business.

During the nine months ended September 30, 2021 and 2020, the following customer exceeded 10% of the Company’s revenues:

	Nine months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Aryaduta Hospitality & Leisure Group	$24,813	25%	$19,308
PayDollars-Payment Gateway	$12,615	13%	$—
Tiki Smart Logistic	$58,300	58%	$68,285 *

* - This included value added taxes (“VAT”)

	Nine months ended September 30, 2020		September 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable
Aryaduta Hospitality & Leisure Group	$31,604	76%	$—

For the three months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended September 30, 2021
Customer	Revenues	Percentage of revenues
Aryaduta Hospitality & Leisure Group	$10,016	12%
PayDollars-Payment Gateway	$12,615	13%
Tiki Smart Logistic	$58,300	58%

	Three months ended September 30, 2020
Customer	Revenues	Percentage of revenues
Aryaduta Hospitality & Leisure Group	$9,789	84%

All of our customers are located in Vietnam except one above significant customer located in Indonesia.

Cost of Revenue. We incurred cost of revenue of $159,436 and $20,316 for three months ended September 30, 2021, and 2020 respectively. During the period of nine months ended September 30,2021 and 2020, we incurred cost of revenue of $264,293 and $59,109 respectively. Cost of revenue increased primarily as a result of the fixed subscription cost and the increased in number of headcounts arising from the acquisition of e-commerce assets from Goodventures Sea Limited.

Major vendors

For the nine months ended September 30, 2021 and 2020, the vendors who accounts for 10% or more of the Company’s hardware purchases and software cost its outstanding payable balances as at year-end dates, are presented as follows:

	Nine months ended September 30, 2021		September 30, 2021
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$30,577	27%	$44,867
Vendor B	17,827	16%

	Nine months ended September 30, 2020		September 30, 2020
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$46,863	72%	$—
Vendor B	—	—	—

For the three months ended September 30, 2021 and 2020, the vendors who accounts for 10% or more of the Company’s hardware purchases and software cost its outstanding payable balances as at year-end dates, are presented as follows:

Three months ended September 30, 2021
Vendors	Purchases	Percentage of purchases
Vendor A	$—	—

	Three months ended September 30, 2020
Vendors	Purchases	Percentage of purchases
Vendor A	$24,201	90%
Vendor B	—	—

All vendors are located in Vietnam.

Gross Loss. We recorded a gross loss of $75,902 and $8,687 for three months ended September,30 2021 and 2020 respectively. During the nine months ended September 30,2021 and 2020, we recorded a gross loss of $163,470 and $17,847 respectively. The increase in gross loss is primarily attributable to fixed subscription cost and the number of headcounts arising from the acquisition of e-commerce assets from Goodventures Sea Limited.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $42,843 and $0 for three months ended September 30, 2021 and 2020 respectively. During nine months ended September 30,2021 and 2020, we have incurred S&M expenses of $85,027 and $3,125 respectively. The increase in S&M is primarily attributable to the increased in sales and promotion expenses related to get more merchants joining our e-commerce platform to operate their business. Also, increase marketing cost to attract attention of customer to our e-commerce platform.

Software Development Cost (“SDC”). We incurred SDC expenses of $9,709 and 33,658 for three months ended September 30, 2021 and 2020 respectively. During the nine months ended September 30, 2021 and 2020, we incurred SDC exepenses of $76,698 and $139,151 respectively. The decrease in SDC is primarily attributable to the restructuring of our technology development team.

Impairment Charge (“IC”). We incurred impairment charge of $200,000 and $8,778 for the nine months ended September 30, 2021, and 2020, respectively. No impairment charge imcurred for the three months ended September 30, 2021 and 2020. The increase is primarily attributable to the acquisition of Leflair ecommerce asset which was expensed in the same period due to the short life term of the asset and the quantum of consideration.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $8,292,463 and $1,580,287 for three months ended September 30, 2021 and 2020 respectively. During the nine months ended September 30, 2021 and 2020, we incurred G&A expenses of $14,414,362 and $2,311,266 respectively. The increase in G&A is primarily attributable to the professional cost associated with cost related to company filing for listing on Nasdaq, amortization of intangible assets and Stock based compensation for services.

Loss on settlement of litigation. On May 21, 2021, the Company has agreed to settle the matter for the sum of $550,000. No additional shares were included in the settlement agreement. The settlement sum is required to be paid in two tranches, with $250,000 to have been paid on or before May 28, 2021 and the remaining $300,000 to be paid on or before June 30, 2021. The Company made the first payment of $250,000 on May 25, 2021 and complete the settlement sum as provided under the settlement agreement by paying the remaining $300,000 on June 29, 2021. In connection with the settlement, the Company recognized litigation settlement expense and a related accrued liability of $550,000 in the period ended September 30, 2021. There is no such expenses incurred in the comparative period ended September 30, 2020.

Income Tax Expense. Our income tax expenses for the three months ended September 30,2021 and 2020 was $1,303 and $4 and for nine months ended September 30, 2021 and 2020 was $9,943 and $15,069, respectively.

Net Loss. As a result for the three months ended September 30, 2021, we incurred a net loss of $8,429,267 as compare to the same period ended September 30,2020 of $1,626,993. During nine month ended September 30, 2021 the Group having loss of $15,528,998, as compared to $2,522,111 for the same period ended September 30, 2020. The increase in net loss is primarily attributable to the professional cost associated with cost related to company filing for listing on Nasdaq and amortization of intangible assets.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $5,722,450, accounts receivable of $87,803, deposits, prepayments and other receivables of $69,623 and due from related parties of $97,500.

As of December 31, 2020, we had cash and cash equivalents of $506,666, accounts receivable of $1,897, deposits, prepayments and other receivables of $60,532.

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company suffered from an accumulated deficit of $28,116,309 at September 30, 2021. The Company incurred net loss of $15,528,998 during the nine months ended September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of this financial statement, without additional debt or equity financing. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

The registration statement for the Company’s Initial Public Offering became effective on November 8, 2021. On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC, related to the offering of 2,888,889 shares of the Company’s common stock (the “Firm Share”), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company has granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the “Option Shares”) to cover over-allotments. The Company has raised funding from Initial Public Offering and Option shares of $26,000,001 and 2,124,999. In addition, the Company has raised $8,019,461, net of issuance cost in the form of equity subsequent to issuance of the audit report on the Company’s December 31, 2020 financial statements respectively in the form of equity subsequent to issuance of the audit report on the Company’s December 31, 2020 financial statements and based upon the capital raised, the Company believes it has sufficient liquidity to meet its working capital requirements for the next 12 months. As a result the Company has mitigated any doubts about its ability to continue as a going concern

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) operating activities	$(2,639,775)	$(970,647)
Net cash (used in) investing activities	(200,000)	—
Net cash provided by financing activities	8,019,461	708,960
Effect on exchange rate change	36,098	16,689
Net change in cash and cash equivalents	5,215,784	(244,998)
Cash and cash equivalent at beginning of period	506,666	606,491
Cash and cash equivalent at end of period	5,722,450	361,493

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $2,639,775, which consisted primarily of a net loss of $15,528,998, offset by increase in stock based compensation for services of $10,071,830, increase in accounts receivables of $85,906, increase in deposits, prepayments and other receivables of $9,091, increase in contract liabilities $16,936, increase in accounts payables of $50,424, decrease in accrued liabilities and other payable of $474,932, increase in advance to related parties of $127,500, decrease in operating lease liabilities of $29,064, increase in depreciation and amortization of $2,406,648, increase in impairment loss of $200,000, increase in loss on settlement of litigation of 550,000.

For the nine months ended September 30, 2020, net cash used in operating activities was $970,647, which consisted primarily of net loss of $2,522,111, offset by increase in impairment loss of $8,778, increase in account receivable of $19,900, increase in inventories of $7,212, increase in deposits, prepayment and other receivables of $7005, increase in contract liabilities of $8,275, increase in accounts payable of $61, decrease in accrued liabilities and other payables of $37,960 and decrease in advance to related parties of $76,278.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) Investing Activities.

For the nine months ended September 30, 2021, there is net cash of 200,000 being deposit paid for Leflair asset acquisition investing activities.

For the nine months ended September 30, 2020, there is no net cash impact on investing activities

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $8,109,461, consisting primarily of funds raised from shareholders for Series C, Series C1 and warrant exercised.

For the nine months ended September 30, 2020, net cash provided by financing activities was $708,960, consisting primarily of funds raised from shareholders for Series C and warrant exercised.

Critical Accounting Policies and Estimate

• Basis of presentation

The accompanying unaudited interim consolidated condensed financial statements of Society Pass Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s registration statement on Form S-1 for the year ended December 31, 2020. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the year ending December 31, 2021 or for any other subsequent interim period.

• Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts and other receivables, assumptions used in assessing right of use assets, imputed interest on due to related parties, and impairment of long-term assets, business acquisition allocation of purchase consideration, and deferred tax valuation allowance.

•  Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2021 and December 31, 2020, the cash and cash equivalent was amounted to $5,722,450 and $506,666, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which does not exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $4,895,306 and $208,635 in parent entity as of September 30, 2021 and December 31, 2020, respectively. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

• Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts amounted to $0 and $0, respectively.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchanized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the nine months ended September 30, 2021 and 2020, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $0 and $0 at September 30, 2021 and December 31, 2020, respectively.

•  Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Office equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•  Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

• Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The revenues are generated from a diversified a mix of marketplace activities and the services of the Company provide merchants to help them grow their businesses. The revenue streams consist of Consumer Facing revenues and Merchant Facing revenues.

Consumer Facing Business

The Company’s performance obligation includes providing connectivity between merchant and consumer, generally through an online ordering platform. The platform allows merchants to create account, place menu and track their sale reports on the merchant facing application. The platform also allows the consumers to create account and make orders from merchants on the consumer facing application. The platform allows delivering company to accept online delivery request and ship order from merchant to consumer.

The Company also has online lifestyle platform allow customers to purchase high-end brands of all catergories: Under the Company’s smart search engine, consumers search or review their favorite brands among hundreds of choices in Apparel, Bags & Shoes, Accessory, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The platform also allow consumers order from hundreds of vendor choices with personalized promotions based on purchase history and location. The platform has also partnered up with a Vietnam-based delivery company, Tikinow, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers place orders for delivery or pickup at the Company’s logistics center

Revenue streams for consumer facing business:

 F&B sector

1)	Ordering fees comprise the fees that the different types of merchants pay for every completed transaction on the Platform, exclusive of delivery fees charged. Monthly/annual subscription fees or 10% commission on order value on each successful order will be charged.

2)	Delivery fees include an upfront fixed fee and additional variable fees based on the distance. Various percentage of commission will be charged as delivery fee on each successful order received and delivered.

The Company recognizes revenues from consumer facing business upon the completion of delivery and services rendered.

During the period ended September 30, 2021 and 2020, the Company have not generated any revenue from this stream.

Lifestyle sector

1)	Customer placed orders on the website / app, sales orders report will be generated in the system. The Company will start to proceed to packaging and delivering customer. The sales recognised.

During the nine months ended September 30, 2021 and 2020, the Company have generated $73,518 and $0, respectively revenue from this stream. During the three months ended September 30, 2021 and 2020, the Company have generated $73,518 and $0, respectively revenue from this stream.

Merchant Facing Business

Revenue streams for merchant facing business include:

1)	Subscription fees consist of the fees that the Company charge merchants to get on the Merchant Marketing Program;
2)	The Company provides optional add-on software services which includes Analytics and Chatbox capabilities at a fixed fee per month.
3)	The Company collects commissions when they sell third party hardware and equipment (cashier stations, waiter tablets and printers) to merchants.
4)	Vendor Financing. The Company collects brokerage fees whenever the Company facilitates financing transactions between merchants and one of the Company’s partner financial institutions.

During the nine months ended September 30, 2021 and 2020, the Company have generated $26,970 and $37,752, respectively revenue from this stream. During the three months ended September 30, 2021 and 2020, the Company have generated $10,016 and $11,044, respectively revenue from this stream

Hardware Product Revenues — the Company generally is involved with the sale of on-premise appliances and end-point devices. The single performance obligation is to transfer the hardware product (which is to be installed with its licensed software integral to the functionality of the hardware product). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. It is concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. Payments for hardware contracts are generally due 30 to 90 days after shipment of the hardware product.

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC 606-10 Revenue Recognition – Revenue from Contracts with Customers, when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC 606-10 are present in the arrangement, revenue is recognized net of related direct costs.

Software License Revenues — The Company’s performance obligation includes providing connectivity to software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s software sale arrangements grant customers the right to access and use the software products which are to be installed with the relevant hardware for connectivity at the outset of an arrangement, and to be entitled to both technical support and software upgrades and enhancements during the term of the agreement. The term of the subscription period is generally 12 months, with the automatic renewal of another one year, and the subscription license service is billed monthly, quarterly or annually. Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Payments are generally due 30 to 90 days after delivery of the software licenses.

The Company records its revenues on hardware product and software license, net of value added taxes (“VAT”) upon the services are rendered and the title and risk of loss of hardware products are fully transferred to the customers. The Company is subject to VAT which is levied on the majority of the hardware products at the rate of 10% on the invoiced value of sales.

Contract assets

In accordance with ASC 606-10-45-3, contract asset is when the Company’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. The Company will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

There were no contract assets at September 30, 2021 and December 31, 2020.

Contract liabilities

In accordance with ASC 606-10-45-2, A contract liability is Company’s obligation to transfer goods or services to a customer when the customer prepays consideration or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $35,582 and $18,646 as of September 30, 2021 and December 31, 2020, respectively.

Contract costs

Under ASC-606, the Company applies the following three steps in order to evaluate the costs to be capitalized as it fulfills following three criteria:

• Incremental costs directly related to a specific contract;

• Costs that generate or enhance resources of the company that will be used to satisfy performance of the terms of the contract; and

• Costs that are expected to be recovered from the customer.

No contract costs are capitalized for the three and nine months ended September 30, 2021 and 2020.

• Software development costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company also expenses website costs as incurred.

Research and development expenditures in the development of its own software are charged to operations as incurred. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are immaterial. For the nine months ended September 30, 2021 and 2020, the software development costs were $76,698 and $139,151, respectively. For three months ended September 30, 2021 and 2020, the software development costs were $9,709 and $33,658, respectively.

• Product warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of June 30, 2021 and 2020. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

• Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers which are borne by the Company’s suppliers or distributors.

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $85,027 and $3,125 for the nine months ended September 30, 2021 and 2020, respectively. For three months ended September 30, 2021 and 2020, the Advertising expense were $42,843 and $0, respectively.

• Income tax

The Company adopted the ASC 740 Income Tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

The Company and its wholly-owned foreign subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

• Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2021 and 2020.

• Foreign currencies translation and transactions

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary is operating in the Republic of Vietnam and India and maintains its books and record in its local currency, Vietnam Dong (“VND”) and Indian Rupee (“INR), respectively, which are the functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Shareholders’ equity is translated using the historical rates. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Translation of amounts from SGD$ into US$ has been made at the following exchange rates for the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end SGD$:US$ exchange rate	$0.73534	$0.73118
Period average SGD$:US$ exchange rate	$0.74658	$0.71922

Translation of amounts from VND into US$ has been made at the following exchange rates for the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end VND$:US$ exchange rate	$0.000044	$0.000043
Period average VND$:US$ exchange rate	$0.000043	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end INR$:US$ exchange rate	$0.013463	$0.013570
Period average INR$:US$ exchange rate	$0.013576	$0.013490

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

Foreign Exchange Loss (Gain). We recorded a foreign exchange gain of $8,859 for the three months ended September 30, 2021 as compared to a gain of $51,183 for the same period in 2020. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Singapore is re-measured at the period-end to Singapore dollar amount if it has not been settled previously. The foreign exchange loss or gain for the three months ended September 30, 2021 was due to an increase in the value of the Singapore Dollar compared to the U.S. Dollar. From September 30, 2020 to September 30, 2021, the Singapore dollar to the U.S. Dollar increased 0.56%. At September 30, 2021, the exchange rate was 0.73534 as compared to 0.73118 at September 30, 2020. In addition, a U.S. Dollar transaction which occurs in India is re-measured at the period-end to India dollar amount if it has not been settled previously. The foreign exchange loss for the three months ended September 30, 2021 was due to an increase in the value of the India Dollar compared to the U.S. Dollar. From September 30, 2020 to September 30, 2021, the India dollar to the U.S. Dollar increased 0.79%. At September 30, 2021, the exchange rate was 0.013463 as compared to 0.013570 at September 30, 2020. A U.S. Dollar transaction which occurs in Vietnam is re-measured at the period-end to Vietnameses dollar amount if it has not been settled previously. The foreign exchange gain for the three months ended September 30, 2021 was due to an increase in the value of the Vietnamese Dollar compared to the U.S. Dollar. From September 30, 2020 to September 30, 2021, the Vietnamese dollar to the U.S. Dollar increased 2.32%. At September 30, 2021, the exchange rate was 0.000044 as compared to 0.000043 at September 30, 2020.

• Comprehensive income

ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

• Leases

The Company adopted ASC 842, Leases (“ASC 842”) to determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

• Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting ;parties might be prevented from fully pursuing its own separate interests.

The condnensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

• Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

• Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, contract liabilities, accrued liabilities and other payables, amounts due to related parties and operating lease liabilities, approximate their fair values because of the short maturity of these instruments.

• Cost of goods sold

Cost of goods sold consists of the cost of hardware, software and payroll, which are directly attributable to the sales of products. The cost also consists of costs of materials which has been sold attributable to the sales of high-end products. Additional costs may include freight paid to acquire the goods, custom duties, sales or use taxes not recoverable paid on materials used, and any fee for purchase

• Share-based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. As of September 30, 2021, those shares issued for service compensations were immediately vested, and therefore this amount is thus recognized as expense with an offset to preferred or September 30, 2021 and 2020, the stock-based compensations are recorded in the General and administrative expenses within the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.”

• Business combinations

The Company follows ASC 805, Business Combinations (“ASC 805”) and ASC 810-10-65, Consolidation. ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

• Earnings per share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the period.

As of September 30, 2021 and December 31, 2020, the Company has the number of shares of common stock to be issued upon conversion of below:

	As of September 30,	As of December 31,
	2021	2020
Series A Convertible Preferred Stock (a)	8,000	8,000
Series B Convertible Preferred Stock	764,400	764,400
Series B-1 Convertible Preferred Stock	48,000	48,000
Series C Convertible Preferred Stock	465,600	108,600
Series C-1 Convertible Preferred Stock	4,195,200	865,500
Warrants granted	—	—
Warrants granted with Series C-1 Convertible Preferred Stock	1,178,700	614,100
Total:	6,659,900	2,408,600

(a)	The Series A the conversion formula is aggregate Stated Value divided by IPO price (Stated Value for each Series A preferred share is $1,000). There are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.

• Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the nine months ended September 30, 2021 and 2020, the Company operates in two reportable operating segment.

Emerging Growth Company

We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i) and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

Critical Accounting Policies and Estimate

• Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has evaluated and the adoption of this does not have an any impact on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company has evaluated and the adoption of this does not have an any impact on the financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently litigating three cases pending in the Supreme Court of the State of New York and one case pending in the United States District Court for the District of New Jersey.

Two cases are employment actions filed by former employees who seek compensation alleged to be due pursuant to agreements with the Company. Both of the employees are represented by the same counsel and filed their cases in the Supreme Court of the State of New York, County of New York, in December 2019.

In one of those actions, a former employee claims entitlement to compensation and a bonus totaling $566,000 and 39,000-58,500 shares of Company common stock, together with costs. The Company responded to the complaint and also asserted counterclaims in the proceeding for $1,500,000 to $4,000,000 plus punitive damages, together with interest and costs, arising from, inter alia, the former employee’s breach of contract, unfair competition, misappropriation of trade secrets and breach of fiduciary duty. The former employee has responded to the Company’s counterclaims and this action is in the discovery phase of the litigation.

In the other employment action, another former employee claims entitlement to salary payments and expense reimbursement in the amount of $122,042.60, plus liquidated damages, together with costs. This former employee also claims entitlement to 516,300 to 760,800 shares of the Company’s common stock. In addition, this action also includes claims by a plaintiff-entity alleging entitlement to $8 million in shares of the Company’s Series A Preferred stock. The Company responded to the complaint and also asserted counterclaims against the former employee in the proceeding for $1,500,000 to $2,000,000 plus punitive damages, together with costs, arising from, inter alia, the former employee’s breach of contract, breach of fiduciary duty, tortious interference and fraud. The former employee has responded to the Company’s counterclaims. The judge assigned to this action retired at the end of 2020. A new judge has been assigned and this action is progressing through the discovery phase of litigation.

The third case also involves one of those former employees; therein, a Company affiliate filed suit in February 2020 seeking enforcement, by way of specific performance, of an agreement which entitles the affiliate to purchase all of the 99 percent of the shares of the plaintiff-entity which alleges entitlement to $8 million in shares of the Company’s Series A Preferred Stock in one of the employment actions described above. The former employee has responded to the Company’s complaint in this action with a motion to dismiss, which was later withdrawn by same, and then by way of an answer without counterclaims. The judge assigned to this action has announced his retirement and the case has not yet been reassigned.

The Company was in an AAA arbitration defending allegations of breach of an agreement. The Demand for Arbitration therein, dated August 25, 2020, asserted that the Petitioner, an LLC, had an agreement with the Company and its CEO granting the Petitioner the right to require the Company to redeem certain common stock in the Company for a cash payment.

The Demand alleged that the Petitioner submitted a Redemption Notice, as required under the alleged agreement, obligating the Company to redeem the shares. The Demand alleged that the failure of the Company to redeem the shares and pay Petitioner further obligated the Company to provide additional common stock to the Petitioner. The amount alleged to be due to the Petitioner as of July 31, 2020 was said to be $590,461.94 and growing daily while the number of additional common stock shares alleged to be due to Petitioner as of July 31, 2020 was said to be 708,542,582 and growing, daily.

In order to avoid an adverse award, the Company agreed to settle the matter for the sum of $550,000. No additional shares were included in the settlement agreement. The settlement sum was required to be paid in two tranches, with $250,000 to have been paid on or before May 28, 2021 and the remaining $300,000 to be paid on or before June 30, 2021. The Company made the required settlement payments and the matter is now considered closed.

On or about March 5, 2021, SOSV IV LLC (“SOSV”) sent a demand letter to the Company in regard to its investment in Hottab Pte. Ltd. (“Hottab”).

In this letter, and the subsequently filed lawsuits, SOSV alleges that it entered into an investment arrangement with Hottab in which SOSV was to receive five percent (5%) of the common stock of Hottab and entered into an Accelerator Contract for Equity (the “ACE”) pursuant to which it alleges to have invested a sum of $168,000 with Hottab. These events are alleged to have taken place prior to the Company’s acquisition of Hottab. SOSV alleges that the Company subsequently acquired all of the outstanding shares of Hottab, which it alleges triggered a liquidity event clause under the ACE requiring the Company, by way of its ownership of Hottab, to pay SOSV twice its investment, or $336,000.

SOSV further alleges that subsequent to a term sheet between the Company and Hottab being executed, the Company entered into an agreement to purchase one hundred percent (100%) of the issued and outstanding shares of Hottab from Hottab Holdings Limited (“Hottab Holdings”). As SOSV does not have any interest in Hottab Holdings, it did not receive any consideration as allegedly provided under the ACE.

Upon these allegations, SOSV asserts causes of action sounding in fraudulent misrepresentation/concealment, breach of contract, breach of the covenant of good faith and fair dealing, quantum meruit and/or unjust enrichment, promissory estoppel, oppression of minority shareholder, and breach of fiduciary duties. SOSV seeks damages in the amount of $336,000.00 in addition damages equal to the value of SOSV’s alleged equity in Hottab or in the alternative shares of the Company in an amount equal to SOSV’s ownership interest in Hottab at the time of the purchase of Hottab’s shares from Hottab Holdings.

Initially, SOSV filed suit in the District Court for New Jersey on June 10, 2021. SOSV voluntarily dismissed its New Jersey lawsuit and on October 29, 2021, re-filed the action in the Southern District of New York. The New York lawsuit was also voluntarily dismissed by SOSV. However, SOSV may choose to re-file its lawsuit.

The Company denies the accusations of SOSV and intends to vigorously defend this matter if the action is re-filed. As the lawsuit has been voluntarily dismissed, there have been no proceedings and we are unable to prognosticate a likelihood of success, or whether SOSV will re-file the action.

As of September 30, 2021 and December 31, 2020, the Company had a total of $75,000 and $75,000 outstanding on this account, respectively.

As of September 30, 2021, the Company does not expect any losses from these legal proceedings and accordingly has not accrued any provisions for them.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus, filed with the SEC on November 10, 2021, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.2	Amended Bylaws of The Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.3	Certificate of Designation of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.4	Certificate of Correction of Series A Certificate of Designation filed May 2019 incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.	Certificate of Correction to Series A Certificate of Designation filed December 2020 (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.7	Certificate of Correction of Series B Certificate of Designation (incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.8	Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.9	Certificate of Correction of Series B-1 Certificate of Designation (incorporated by reference to Exhibit 3.9 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 20210.
3.10	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.11	Certificate of Correction of Series C Certificate of Designation (incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.12	Certificate of Designation of Series C-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.13	Certificate of Designation for Series X Super Voting Preferred Stock ((incorporated by reference to Exhibit 3.13 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 20210.
3.14	Certificate of Amendment to Articles of Incorporation to change the authorized capital of the Registrant, filed December 4, 2018 (incorporated by reference to Exhibit 3.14 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.15	Certificate of Amendment to Articles of Incorporation to change the name of Registrant, filed October 2, 2018 (incorporated by reference to Exhibit 3.15 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.16	Certificate of Amendment to Articles of Incorporation to effect reverse stock split (incorporated by reference to Exhibit 3.16 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.17	Certificate of Amendment to Series X Super Voting Preferred Certificate of Designation (incorporated by reference to Exhibit 3.17 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.1	Form of Series C-1 Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.1	Software Set Up, Development and Use License Agreement dated November 15, 2018 between Society Pass Incorporated and Wallet Factory International Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.2	Stock Purchase Agreement dated January 10 2019 between HOTTAB PTE. LTD., SOSV IV LLC, General Mobile Corporation and Sanjeev Sapkota (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.3	Accelerator Contract for Equity dated January 10, 2019 by and between HOTTAB PTE. LTD., SOV IV LLC and Sanjeev Sapkota (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.4	Employment Agreement dated as of April 1, 2017 between Society Pass Incorporated and Dennis Luan Thuc Nguyen (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.5	Employment Agreement dated as of September 1, 2020 between Society Pass Incorporated and Liang Wee Leong Raynauld (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.6	Asset Purchase Agreement dated February 16, 2021 between Goodventures Sea Limited and Sopa Technology PTE. LTD. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.7	Shareholders Agreement dated February 16, 2021 between Goodventures Sea Limited and Sopa Technology PTE. LTD (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.8	Food Delivery Partnership Agreement dated as of April 22, 2021 between Hottab Asset Vietnam Co. Ltd and Dream Space Trading Co. Ltd (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.9	Food Delivery Partnership Agreement dated as of July 29, 2020 between Hottab Asset Vietnam Co. Ltd and Lala Move Vietnam Co. Ltd (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.10	Payment Gateway Agreement dated February 25, 2020 between Hottab Asset Vietnam Co. Ltd and VTC Technology and Digital Content Company (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.11	Payment Gateway Agreement dated April 20, 2020 between Hottab Asset Vietnam Co. Ltd and Media Corporation (Vietnam Post Telecommunication Media) (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.12	Payment Gateway Agreement dated August 31, 2020 between Hottab Asset Vietnam Co. Ltd and Zion Joint Stock Company (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.13	Payment Gateway Agreement dated August 31, 2020 between Hottab Asset Vietnam Co. Ltd and Online Mobile Service Joint Stock Co (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.14	Vendor Finance Partnership Agreement, dated as of October 22, 2019 between Hottab Asset Vietnam Co. Ltd and SHBank Finance Co. Ltd (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.15	Business Cooperation Agreement dated March 6, 2020 between Hottab Asset Vietnam Co. and Triip Pte. Ltd ((incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.16	The Registrant’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.17	Business Cooperation Contract dated May 28, 2021 between Paytech, JSC and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.18	Business Cooperation Agreement dated August 15, 2021 between Hottab Vietnam Company Limited and Rainbow Loyalty Company Limited (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.19	Amendment to Employment Agreement dated October 25, 2021 between Dennis Nguyen and the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIETY PASS INCORPORATED
(Registrant)

Date: December 9, 2021	By:	/s/ Dennis Nguyen
Dennis Nuguyen
Chief Executive Officer

Date: December 9, 2021	By:	/s/ Ranauld Liang
Raynauld Liang
Chief Financial Officer

