Form 10-K
period 2021-12-31
SOCIETY PASS INCORPORATED.
filed 2022-03-30
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

 Commission File Number: 001-41037

SOCIETY PASS INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	83-1019155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 S. Carson Street, Suite 200 Carson City, Nevada 89701

(+65) 6518-9382

(Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SOPA	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes:  ☐    No:  ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares outstanding of the Registrant's common stock, par value $0.0001 per share, on March 30, 2022 was 23,545,650.

1

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this Annual Report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business. ”

We base these forward-looking statements or projections on our current expectations, plans, and assumptions, which we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe, are appropriate under the circumstances and at this time. As you read and consider this Annual Report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections contained herein are subject to and involve risks, uncertainties, and assumptions, and therefore you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, and therefore actual results might differ materially from those expressed in the forward-looking statements and projections. Factors that might materially affect such forward-looking statements and projections include

•	Our ability to effectively operate our business segments;
•	Our ability to manage our research, development, expansion, growth, and operating expenses;
•	Changes or delays in government regulation relating to the healthcare and Life Sciences industries;
•	Changes or delays in government regulation relating to the healthcare and Life Sciences industries;
•	Our ability to compete, directly and indirectly, and succeed in the highly competitive and evolving ridesharing industry;
•	Our ability to compete, directly and indirectly, and succeed in the highly competitive and evolving ridesharing industry;
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and
•	Other factors (including the risks contained in the section of this Annual Report entitled “Item 1A :Risk Factors”) relating to our industry, our operations, and results of operations.

Table of Contents	3

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Other sections of this Annual Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in “Item 1A : Risk Factors” in this Annual Report. These risks include, among others, that:

• We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;

• If we fail to raise capital when needed it will have a material adverse effect on the Company's business, financial condition and results of operations;

• We rely on internet search engines and application marketplaces to drive traffic to our Platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our Platform could decline and our business would be adversely affected;

• The ecommerce market is highly competitive and if the Company does not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis our business could be adversely affected;

• Delays in the implementation of or lack of consumer acceptance of Society Points could have a material adverse effect on our business;

• If the Company is unable to expand its systems or develop or acquire technologies to accommodate increased volume its Platform could be impaired;

• The Company’s failure to successfully market its brands could result in adverse financial consequences;

• A decline in the demand for goods and services of the merchants included in the Platform could result in adverse financial consequences;

• We may be required to expend resources to protect Platform information or we may be unable to launch our services;

• The Company may engage in acquisition activity, which could have adverse effects on its business;

• We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed;

Table of Contents	4

• All of our operations are overseas;

• We are subject to changes in the economic, political, or legal environment of the Asia Pacific region;

• Many of the economies in SEA are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability;

• Our business will be exposed to foreign exchange risk;

• If inflation increases significantly in SEA or South Asia countries it could adversely affect our profitability;

• Geopolitical unrest in the regions in which we operate could adversely affect our business;

• Our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak;

• The payment processing regulatory regimes of the countries in which we operate could have adverse consequences on our business;

• Regulation of the internet generally could have adverse consequences on our business;

• We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business;

• Our financial statements have been prepared on a going-concern basis and our continued operations are in doubt;

• There is no active public trading market for our common stock and we cannot assure you that an active trading market will develop in the near future;

• We may not be able to maintain a listing of our common stock;

• As a “controlled company” under the rules of the Nasdaq Capital Market, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public shareholders;

• Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price; and

• We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Table of Contents	5

PART I

Item 1. Business

Our Mission

Our mission statement is: Loyalty and Data…that’s what we do.

We are an acquisitions-focused, e-commerce holding company. Since 2018, we developed our unique SoPa branded ecosystem and acquired our #HOTTAB, Leflair, Pushkart and Handycart platforms to facilitate e-commerce transactions between our consumers and our merchants in Southeast Asia (“SEA”) (including Vietnam, Philippines, Indonesia, Singapore, Malaysia, Thailand, Cambodia, Laos, Myanmar, and Brunei). Our marketing platform empowers small and medium enterprises (“SMEs”) to benefit from e-commerce opportunities in developing and frontier markets across SEA, driving job-creation and economic growth in one of the world’s most dynamic regions. We intend to continue to opportunistically acquire regional e-commerce companies and applications to drive revenues and increase the number of registered consumers and merchants in our SoPa ecosystem. As more merchants and consumers in SEA register on our Society Pass platform, more transaction data is generated. With more data generation, there are more opportunities for creating loyalty from consumers to merchants.

Our Company

We acquire and operate e-commerce platforms and mobile applications through our direct and indirect wholly or majority-owned subsidiaries, including but not limited to Society Technology LLC, SOPA Technology Pte Ltd, SOPA Cognitive Analytics Pte Ltd, SOPA Technology Co Ltd, HOTTAB Pte Ltd and HOTTAB Vietnam Co Ltd. Along with HOTTAB Asset Vietnam Co Ltd (currently wholly-owned by one employee of HOTTAB Vietnam Co Ltd and contractually operated by HOTTAB Vietnam Co Ltd), Leflair Incorporated, Push Delivery Pte Ltd, New Retail Experience Incorporated (“NREI”), and Dream Space Co., Ltd (“Dream Space”), these twelve companies form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in Vietnam and Philippines while maintaining an administrative headquarters in Singapore and a software development center, which was located in India but is transitioning to a location in SEA. In February 2022, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”). We recently acquired NREI and Dream Space in February 2022 and have integrated the Leflair Assets, NREI and Dream Space onto the Society Pass corporate structure and ecosystem. We plan to continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on the VIP countries (Vietnam, Indonesia and Philippines) of SEA.

Our business currently comprises of the following four verticals: lifestyle, food and beverage (“F&B”) delivery, merchant software and loyalty. Lifestyle includes Leflair App and Leflair.com website; F&B Delivery includes Pushkart App, Pushkart.ph website, Handycart App, and Handycart.vn website. The merchant software segment includes #HOTTAB Biz App, #HOTTAB POS App and Hottab.net website, while the loyalty vertical includes Society Pass App and SoPa.asia website. In addition, we are looking at acquiring companies in the travel and digital media verticals. These current four and prospective e-commerce interfaces are collectively referred to in this Annual Report as the “Platform”.

Our loyalty-focused and data-driven e-commerce marketing platform interfaces connect consumers with merchants in the F&B and lifestyle sectors, assisting local brick-and-mortar businesses to access new customers and markets to thrive in an increasingly convenience-driven economy. Our Platform integrates with both global and country-specific search engines and applications and accepts international address and phone number data, providing a consumer experience that respects local languages, address formats and customs. Our Strategic Partners (as defined below) work with us to penetrate local markets, while our Platform allows effortless integration with existing technological applications and websites.

Leflair.com website and Leflair App are marketed in Vietnam and feature the following:

•	Premium brand access. Provides access to more than 2,500 premium Vietnamese and international brands in the fashion and accessories, beauty, personal care, home and lifestyle markets.
•	Flash sales events. Highlight daily flash sales events with a curated selection of premium brands, all with guaranteed authenticity.
•	Premium packaging. Sold with premium packaging and brand specific content.
•	Customized searches. Filter and search program designed to optimize user experience.

Table of Contents	6

Pushkart.ph website and Pushkart App are marketed in Philippines and feature the following:

•	Grocery store access. Provides access to more than 20 Philippines based grocery stores.
•	Customized technology solutions for smaller grocers and restaurants. Easy to onboard technology setup allows smaller grocers and restaurants to increase market coverage to potential consumers without having to pay for expensive B2C technology platform.
•	Quick delivery time. Even in crowded and congested Manila, our shoppers and drivers provide quick delivery time of less than 6 hours from time of order.
•	Growing selection of products. Our filter and search program is designed to allow users to select available products on the Pushkart platform.

Handycart.vn website and Handycart App are marketed in Vietnam and feature the following:

•	Restaurant focus. Focuses on providing delivery services for Korean, Japanese, Chinese and non-Vietnamese food restaurants in Hanoi.
•	Customized technology solutions for smaller grocers and restaurants. Easy to onboard technology setup allows smaller grocers and restaurants to increase market coverage to potential consumers without having to pay for expensive B2C technology platform.
•	Quick delivery time. Even in crowded and congested Manila, our shoppers and drivers provide quick delivery time of less than 6 hours from time of order.
•	Growing selection of products. Our filter and search program is designed to allow users to select available products on the Handycart platform.

Branded as “#HOTTAB”, our merchant software business helps merchants increase revenues and streamline costs with an online and multilingual store front, fully integrated POS software solution, joint marketing program, payment infrastructure, loyalty administration, customer profile analytics, and SME financing packages. Through #HOTTAB Biz App, #HOTTAB POS and Hottab.net merchant administration website interfaces, #HOTTAB functions both online and offline and facilitates transactions, orders, voucher redemption, and rewards. Merchants only need a smart device in order to quickly access our #HOTTAB product ecosystem. In addition, our Customer Care department provides attentive after-sales service.

Table of Contents	7

The Hottab.net admin website and #HOTTAB Biz App are marketed in both Vietnam and Indonesia and features the following services for merchants:

•	Ordering/Payment. Merchants track their order history and accept all forms of payment methods, including Society Points, as well as review their payment history.
•	Offers and Promotions. Merchants easily create bundle offers or any kind of promotion. By awarding Society Points, merchants incent purchases without sacrificing margins.
•	Merchant Partnership Program. This value-added program is designed to optimize costs and increase revenues for our Merchants through a combination of personalized branding tools, joint marketing campaigns, and special vendor financing program.
•	Vendor Financing. Buy directly from featured suppliers with built-in financing, payment, and delivery management. Financing up to 100 million VND.
•	Connect with consumers. Merchants receive order details the instant consumers place an order on SoPa Loyalty application and SoPa.asia Marketplace. Merchants can also communicate with consumers via the integrated chat box function.
•	Menu and Loyalty Management. Merchants upload dish description, pictures, detailed menus directly from their smartphone. Multilingual option available for all of #HOTTAB merchants. Merchants can also create any kind of promotion and have full control to allocate Society Points at all levels.

#HOTTAB POS APP are marketed in both Vietnam and Indonesia and feature the following products and services for merchants:

•	Remote Management. Though our software, business owners, shareholders and managers can choose a time to receive daily report about their business including number of orders, daily and monthly revenue, revenue by cash/card, discounted amount, etc.
•	Operation Management. Through our POS software, managers can assign tier to staff and what they can access on the system. They can track orders, inventory, while also manage daily operation, table reservations. We bundle and sell our POS software solutions together with devices such as POS machines and remote receipt printers that are manufactured by others and for which we receive a commission on sales. We do not currently manufacture any products.

SoPa.asia website and Society Pass App are marketed in Vietnam and feature the following:

•	Location-based homepage. Based on consumers’ location, nearby SMEs and exclusive offers are selected and displayed on the Homepage for a smooth, user-friendly interaction.
•	Search/review. Our smart search engine, which allows consumers to search/review their favorite restaurants and cafes among tens of thousands of choices. Our ratings improve merchant customer service and product quality.
•	Merchant spotlight. Featured restaurants, cafes and bars get customized banners on SoPa.asia homepage, making it easier for consumers to discover and purchase from these merchants.
•	Cash/cashless payments. Consumers can decide on either cash or cashless payments. Payment integration partners (Momo, VNT, VTC, Zalo and Paytec), allow for fast and secure payments anytime and anywhere. Or users can pay by cash or with Society Points. Also, consumers can review purchase history.
•	Society Points (expected to be launched in Q2 2022). Beginning in the second quarter of 2022, we expect to launch our unique merchant agnostic and universal loyalty points, branded as “Society Points.” We expect that Society Points will create permanent customer loyalty for merchants through the issuance and redemption of Society Points with unique and personalized deals. After its launch, consumers will be able to use Society Points at merchant locations initially throughout Vietnam and then we expect to expand availability of Society Points throughout SEA.

As of March 30, 2022, we have onboarded over 1.6 million registered consumers and over 5,500 registered merchants/brands on our Platform.

Table of Contents	8

Our Competitive Strengths

Powerful and Integrated Ecosystem. Our ecosystem serves both consumers and merchants in ways that are designed to maximize value creation and enhance shopping experience. Our four unique verticals (lifestyle, F&B, merchant software, and loyalty) and five separate business units create a highly synergistic ecosystem, generating additional sales channels, and onboarding increasingly greater numbers of consumers and merchants. We leverage our verticals within our ecosystem to create multiple touch points for consumers and merchants and service them more efficiently. Our integrated technology platform and operational efficiencies drives value creation for SoPa ecosystem through our multi-faceted revenue model comprises of e-commerce revenues, delivery fees, brokerage fees, and SaaS revenues.

Unique Loyalty Program. Beginning in the second quarter of 2022, we expect to launch our foundational core product, Society Points, to create permanent loyalty between consumers and merchants as well as to our Platform. Merchant and location agnostic, we believe that Society Points replace cash discounting and create permanent customer stickiness. As Society Points are merchant/location agnostic, they can be earned and redeemed across different business units within SoPa ecosystem. Society Pass and Society Points are additional marketing channels for merchants on SoPa ecosystem to onboard more customers and generate more revenues in a cost efficient manner for their individual businesses.

Attractive Markets. We currently operate predominantly in Vietnam and Philippines, which are two of the fastest growing economies in the world. As we continue to opportunistically acquire market leading e-commerce platforms and scale up our operations, we intend to expand to other countries in SEA, especially Indonesia. Because they are attractively valued, regional acquisition opportunities allow Society Pass to quickly and more efficiently build consumer/merchant scale and expand service offerings. The VIP countries boast some of the fastest growing economies in the world, possess 500 million of SEA’s 720 million people, fast growing middle class, favorable demographics and quick adoption of mobile technology.

Experienced Management Team. Senior executives and directors possess +150 years of on-the-ground, operational, marketing, software development, legal and financial experience in local Asia markets and intimate knowledge of international capital markets. We are female managed with +60% of SoPa employees are female. Our CEO, CFO, CMO, COO and CTO all possess solid track records of building companies and creating value for shareholders and other stakeholders.

Recent Acquisitions

Pushkart Acquisition. On February 14, 2022, Push Delivery PTE Ltd., a Republic of Singapore corporation (“Push Delivery”), a wholly owned subsidiary of SOPA Technology PTE LTD, a Singapore company, which in turn is a 95% owned subsidiary of the Company acquired all of the outstanding capital stock of New Retail Experience, Incorporated, a Philippines company d/b/a Pushkart (“Pushkart”) pursuant to a Share Purchase Agreement (the “Pushkart Agreement”) dated February 14, 2022 among Push Delivery and all of the shareholders of Pushkart (the “Pushkart Sellers”). Pursuant to the Pushkart Agreement, the Pushkart Sellers were paid (i) $200,000 in cash upon the execution of the Agreement; and (ii) $800,000 in common stock of the Company, based on a share price of $3.53. Pushkart is a leading online grocery delivery service in the Philippines.

Handycart Acquisition. On February 25, 2022, Push Delivery acquired all of the outstanding capital stock of Dream Space Trading Co. Ltd, d/b/a Handycart, a Vietnam company (“Dream Space”), a leading online grocery delivery service based in Hanoi, Vietnam pursuant to a Transfer of Capital Contribution Agreement (the “Handycart Agreement”) dated February 25, 2022 among Push Delivery and the shareholder of Dream Space (the “Handycart Seller”). Pursuant to the Handycart Agreement, the Handycart Seller was paid 2,300,000 Vietnamese Dong (approximately $100). In connection with the Handycart acquisition, Push Delivery entered into an employment agreement with Seo Jun Ho, the former Director of Handycart, employing him as Handycart’s Head of Business Unit for one year or until terminated. Mr. Ho was issued $25,000 in common stock of the Company, based on a share price of $2.61. Pushkart is a leading online grocery delivery service in Hanoi, Vietnam.

Table of Contents	9

Corporate Structure

Society Pass Incorporated (formerly named Food Society, Inc.) is a Nevada corporation that was incorporated on June 22, 2018. We operate solely through the Group. Summaries of each Group member are provided below.

Society Technology, LLC, a Nevada limited liability company formed on January 24, 2019, is owned by 100% by Society Pass Incorporated. Society Technology, LLC owns all intellectual property rights to copyrightable, patentable, and other protectable matter in our business, including trademarks.

SOPA Technology Pte Ltd, a company limited by shares incorporated under the laws of Singapore on June 6, 2019, is owned by 85% by Society Pass Incorporated. Society Technology Pte Ltd manages the Group’s operating activities in SEA. As of December 31, 2021, Society Pass Incorporated has increased its shareholding on SOPA Technology Pte Ltd to 95%

SOPA Cognitive Analytics Private Limited, a company limited by shares incorporated under the laws of India on February 05, 2019, is owned by 100% by Society Technology Pte Ltd. SOPA Cognitive Analytics Private Limited operated the Group’s technology and software development in India, which is now being transitioned to SEA.

SOPA Technology Co Ltd, a company limited by shares incorporated under the laws of Vietnam on October 1, 2019, is owned 100% by Society Technology Pte Ltd. SOPA Technology Co Ltd operates the Group’s consumer facing business in Vietnam.

Leflair Incorporated, a Nevada corporation formed on December 1, 2021, is a wholly owned subsidiary of the Company.

SOPA Capital Limited, a United Kingdom corporation formed on December 7, 2021, is a wholly owned subsidiary of the Company.

HOTTAB Pte Ltd, a company limited by shares incorporated under the laws of Singapore on January 17, 2015, is owned 100% by Society Technology Pte Ltd. HOTTAB Pte Ltd manages the Group’s regional merchant facing business in SEA.

HOTTAB Vietnam Co Ltd, a company limited by shares incorporated under the laws of Vietnam on April 17, 2015, is owned 100% by HOTTAB Pte Ltd. HOTTAB Vietnam Co Ltd manages the Group’s merchant facing business in Vietnam.

HOTTAB Asset Vietnam Co Ltd, a company limited by shares incorporated under the laws of Vietnam on July 25, 2019, is currently wholly-owned by one employee of HOTTAB Vietnam Co Ltd. HOTTAB Asset Vietnam Co Ltd manages the Group’s website and apps in Vietnam via a contractual relationship. HOTTAB Vietnam Co Ltd has an irrevocable call option to acquire 100% of the equity of HOTTAB Asset Vietnam Co Ltd.

SOPA (Philps) INC, a company limited by shares incorporated under the laws of Philippines on January 11, 2022 is owned 100% by SOPA Technology Pte Ltd.

Push Delivery PTE Ltd, a company limited by shares incorporated under the laws of Singapore on January 7, 2022 is a wholly owned subsidiary of SOPA Technology PTE Ltd.

Dream Space Trading Co. Ltd, d/b/a Handycart, a company limited by shares incorporated under the laws of Vietnam on May 23, 2018, is a wholly-owned subsidiary of Push Delivery.

New Retail Experience, Incorporated, a Philippines company d/b/a Pushkart formed on January 16, 2020, is a wholly-owned subsidiary of Push Delivery.

The following chart represents the structure of Society Pass and its operating subsidiaries.

SOCIETY PASS INCORPORATED
Nevada
(Holding Company)
Date of Incorp: 22 June 2018
Date of Name Change: 02 October 2018
SOCIETY TECHNOLOGY LLC
Nevada
(Technology IP)
Date of Incorp: 24 Jan 2019
100% Owned Subsidiary
SOPA COGNITIVE ANALYTICS PTE LTD
India
(Software Development)
Date of Incorp: 05 Feb 2019
100% Subsidiary
SOPA CAPITAL LIMITED
UK
(Intermediate Holding Co)
Date of Incorp: 07 Dec 2021
100% Subsidiary
SOPA TECHNOLOGY PTE LTD
Singapore
(Intermediate Holding Co)
Date of Incorp: 04 Jun 2019
95% Owned Subsidiary
LEFLAIR INCORPORATED
Nevada
(Lifestyle Holding Co)
Date of Incorp: 01 Dec 2021
Acquired on 07 Dec 2021
100% Subsidiary
1,000 share of $0.0001
HOTTAB PTE LTD
Singapore
(Merchant Software Oper)
Date of Incorp: 17 Jan 2015
Acquired on 11 Nov 2019
100% Subsidiary
SOPA (PHILS) INC
Philippines
(Intermediate Holding Co)
Date of Incorp: 11 Jan 2022
100% Subsidiary
Paid Up Capital: PHP 11,000,000
PUSH DELIVERY PTE LTD
Singapore
(F&B Delivery Holding Co)
Date of Incorp: 07 Jan 2022
100% Subsidiary
Paid Up Capital US$2,000 at US$1.00 each
SOPA TECHNOLOGY CO LTD
Vietnam
(Lifestyle Oper)
Date of Incorp: 01 Oct 2019
100% Subsidiary
HOTTAB VIETNAM ASSET CO LTD
Vietnam
(Merchant Software Oper)
Date of Incorp: 17 Apr 2015
Owned by NGO Cham with HOTTAB Vietnam Co Ltd having a call option to acquire 100%
HOTTAB VIETNAM CO LTD
Vietnam
(Merchant Software Oper)
Date of Incorp: 17 Apr 2015
100% Subsidiary
NEW RETAIL EXPERIENCE INC
Philippines
(F&B Delivery Oper)
Date of Incorp: 16 Jan 2020
Accquired on 14 Feb 2022
100% Subsidiary
DREAM SPACE TRADING CO LTD
Vietnam
(F&B Delivery Oper)
Date of Incorp: 23 May 2018
Accquired on 25 Feb 2022
100% Subsidiary

Follow-on Public Offering

On February 11, 2022 we closed a public offering of 3,484,845 shares of our common and warrants to purchase 3,484,845 shares of our common stock (including the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.30 per share and warrant to purchase one share of common stock. We received aggregate proceeds from the public offering of $11.5 million before deducting underwriting fees and commission and other offering expenses.

Our Market Opportunity

We expect that continued strong economic expansion, robust population growth, rising level of urbanization, the emergence of the middle class and the increasing rate of adoption of mobile technology provide market opportunities for our Company in SEA. As of 2020, SEA gross domestic product (“GDP”) totaled US$3.1 trillion. In comparison, the respective GDP for both the European Union (“EU”) and the United States (“US”) totaled US$15 trillion and US$20.8 trillion in 2020. SEA has experienced rapid economic growth rates in recent years, far exceeding growth in major world economies such as Japan, the EU and the US. According to the International Monetary Fund (“IMF”) since 2010, SEA has averaged 4.6% GDP growth, compared to 0.7% for Japan, 0.8% for the EU and 1.7% for the US. Vietnam’s GDP growth averaged 6.1% from 2011 to 2020 and is expected to average 7% for the next five years. The size of Vietnam’s economy grew from US$39 billion in 2000 to US$340 billion in 2020 and is projected to reach US$530 billion by 2025. SMEs are a dynamic, driving force in Vietnam’s economy, contributing 40% to its GDP last year.

SEA continues to enjoy robust population growth. The United Nations Population Division estimates that the population of the SEA countries in 2000 was approximately 525 million people growing to 668 million in 2020. Vietnam has a population of approximately 98 million people today compared to 80 million people in 2000.

This population growth is driving rising levels of urbanization. Mirroring the demographic trends in China more than 25 years ago, Vietnamese are moving to cities in greater numbers. In the past two decades, Vietnam’s urbanization rate has increased steadily at approximately 3% per year since 2000, with 36% of the population now living in cities. This urbanization trend is highly correlated with the growth of the middle class. Simply put, urbanization drives middle class consumption demand. According to the World Bank, Vietnam’s middle class currently accounts for 13% of the population and is expected to reach 26% by 2026. Fitch Solutions predicts that Vietnam’s real household spending will expand at an annual average annual growth rate of 7.5% year-on-year from 2021 to 2024.

Table of Contents	10

And despite the ongoing effects from the Covid-19 pandemic, the Internet economy continues to boom in SEA. According to Google Temasek e-Conomy SEA 2020 Report, Internet usage in the region increased with 40 million new users added in 2020 for a total of 400 million compared to 360 million in 2019. Seventy percent of SEA’s population is now online, compared to approximately twenty percent in 2009. In addition, SEA mobile Internet penetration now reaches more than 67%. E-commerce, online media and food delivery adoption and usage surged with the total value of goods and services sold via the Internet, or gross merchandise value (“GMV”), in SEA, expected to reach more than US$100 billion by year end 2020 according to Google, Temasek, Bain SEA Report 2020. In fact, the SEA Internet sector GMV is forecast to grow to over US$300 billion by 2025.

Vietnam’s mobile penetration rate has reached 95% in city areas and among SEA countries, Vietnamese consumers spend the most time online for personal purposes, just after Singaporean users. According to Google Temasek e-Conomy SEA 2020 Report, total GMV of e-Commerce spending in Vietnam is currently US$ 14 billion and is forecast to grow to over US$ 50 billion by 2025.

We believe that these ongoing positive economic and demographic trends in SEA propelled demand for our Platform.

During the fiscal years ended December 31, 2021 and 2020, we recorded revenues of $34,830 and $40,719, respectively, from Aryaduta Hospitality & Leisure Group, which in fiscal years ended December 31, 2021 and 2020 accounted for approximately 5% and 75% of our revenues, respectively.

We incurred net losses of $34,760,640 and $3,864,740 in fiscal years ended December 31, 2021 and 2020, respectively.

Our Business Model

Our four inter-connected verticals (lifestyle, F&B, merchant software and loyalty) and 5 unique business units connect millions of registered consumers and thousands of merchants in SEA. For our consumers, we offer personalized promotions on our Leflair, Pushkart and Handycart platforms. For our merchants, we sell POS software, vendor finance and customized merchant marketing programs. And we expect to offer Society Points in the second quarter of 2022. Our business model incents both consumers and merchants to transact with one another to receive personalized offers, Society Points (when launched) and generate revenues.

Our Platform consists of seven interconnected interfaces:

1)	Society Pass Loyalty App;
2)	SoPa.asia Loyalty Marketplace Website;
3)	#HOTTAB Biz App;
4)	Hottab.net Merchant Admin Website;
5)	#HOTTAB POS App;
6)	Leflair Lifestyle App;
7)	Leflair.com Lifestyle Website;
8)	Pushkart F&B Delivery App;
9)	Pushkart F&B Delivery Website;
10)	Handycart F&B Delivery App; and
11)	Handycart F&B Delivery Website.

Table of Contents	11

The diagram below is a representation of our Society Pass Platform:

1. Lifestyle
Leflair
Merchant Spotlight
Product Search & Reviews
Purchase
Delivery
3. Merchant Software
#HOTTAB
POS
Loyalty Admin
Data Analytics
CRM
Financing
Society Pass Ecosystem
2. F&B Delivery
Pushkart, Handycart
Product Search & Reviews
Restaurant Delivery
Grocery Delivery
Big Box Delivery
4. Loyalty Platform
SoPa Loyalty, SoPa.asia
Loyalty Points
Payment
Digital Wallet

Our Growth Strategy

Simply put, our growth strategy is to onboard as many consumers and merchants as possible onto our Platform. Our virtuous cycle of consumer and merchant engagement is as follows: As more consumers and more merchants in SEA register on our Society Pass platform, more transaction data is generated. With more data generation, there are more opportunities for creating loyalty from consumers to merchants. SoPa’s ecosystem allows for:

•	More revenue generation for merchants leads to creation of customer loyalty;
•	More customer loyalty creation leads to more consumers for merchants;
•	More consumers for merchants leads to greater revenues for merchants; which results in and
•	virtuous cycle of revenue generation and loyalty creation.

Our goal is to make Society Pass the preferred e-commerce ecosystem for both consumers and merchants in SEA. Our Society Pass loyalty product allows merchants to create sticky interactions with their consumers. Our Leflair e-commerce platform allows premium international and domestic brands to reach a wider consumer base. We aim to make our #HOTTAB merchants successful by connecting them to a large consumer base along with the technology and marketing tools to maximize their sales. Our Pushkart and Handycart F&B delivery platforms provides consumers with convenient grocery and restaurant delivery options which alleviate time constraints on their busy lifestyles. In doing so, we engage our registered consumers with a reliable and user-friendly e-commerce ecosystem that serves all of their needs in the F&B and lifestyle verticals. This virtuous marketing cycle creates permanent customer loyalty to our Platform, which continuously drives consumer traffic, merchant participation and revenues.

Table of Contents	12

The key elements of our growth strategy are as follows:

Acquiring other e-Commerce companies and applications in SEA

To complement our organic growth strategy, we will continue to opportunistically acquire regional e-commerce companies and applications to drive revenues and increase the number of registered consumers and merchants in our SoPa ecosystem throughout SEA with particular focuses on Vietnam, Philippines and Indonesia. Our anticipated investments and acquisitions of other e-commerce platforms and applications in different verticals are expected to expand our service offerings and attract new consumers and merchants. Our acquisition of #HOTTAB in November 2019, for example, allowed us to start marketing and selling to merchants in Vietnam. Our acquisition of the Leflair Assets in February 2021 allowed us to market and sell lifestyle products to consumers in Vietnam. Our acquisitions of NREI and Dream Space in February 2022 allowed us to deliver F&B products to consumers in Philippines and Vietnam, respectively. The Company is currently negotiating with acquisition targets in the lifestyle, F&B and travel verticals in SEA.

Launching our Loyalty System

Beginning in second quarter of 2022, we intend to market our unique merchant agnostic and universal Society Points to generate additional revenues for merchants and create permanent customer loyalty in SEA. Our Society Points are expected to play a pivotal role in attracting merchants to our Platform as they allow merchants to build permanent customer loyalty and more cost effectively market to new consumers and retain existing consumers. For consumers, Society Points will offer them both a cashless payment option and the ability to spend bonus points accumulated from one consumer vertical such as lifestyle to a separate one such as F&B.

Entering into Strategic Partnerships

The Company has entered into agreements with the following Vietnamese companies to provide essential services to the Platform:

Lala Move Vietnam Co. Ltd  (“Lala Move”) and Tikinow Smart Logistics Co. Ltd (“Tikinow”) provides food delivery services for the Platform; VTC Technology and Digital Content Company  (“VTC Pay”), Media Corporation (Vietnam Post Telecommunication Media)  (“VNPT Pay”), Zion Joint DStock Company (“Zalo Pay”), and Online Mobile Service Joint Stock Co. (“Momo”) provide payment integration services to the Platform which allows merchants to process consumer transactions; SHBank Finance Co. Ltd  (“SHB”) provides vendor financing to merchants on the Platform; Triip Pte. Ltd (“Triip”) provides travel agency services to the Platform; Paytech Company Limited (“Paytec”) provides payment integration and loyalty services to the Platform that allows merchants to process transactions with consumers; and Rainbow Loyalty Company Limited (“Rainbow”) provides loyalty services for merchants on the Platform. The aforementioned companies are collectively referred to in this Annual Report as “Strategic Partners”.

Strategic partnerships are vital to the strategy and operations of Society Pass ecosystem as they enable our Platform to offer more value-added services to both our consumers and merchants. We are constructing a regional loyalty alliance comprising of synergistic merchant partners. Through our partnerships, we gain access to our partners’ clients and users at minimal cost where possible and to proliferate the usage of Society Points (when available). From our partnerships, we also enhance our offerings like reliable delivery services through our relationships with delivery service providers and vendor financing options through our partnerships with financial institutions. Our marketing approach to acquire strategic partners focuses on the benefits of joining our Loyalty Alliance, stressing the ability to access a larger pool of consumers and clients while reducing marketing expenses via joint marketing efforts like press interviews, brochures and co-branding initiatives with merchants.

Maximizing the value of consumer transactions

Growing our consumer base, converting registered consumers into active ones, increasing transaction frequency, and maximizing basket sizes are key growth drivers for our lifestyle and F&B verticals. We are growing our base of registered consumers through a multi-pronged marketing approach across social media, emails, SMS, QR codes, tailored promotional campaigns and public relations engagement. Through these marketing approaches, we promote features of the SoPa branded interfaces as well as end-to-end capabilities from searches to orders to payments and finally to delivery. We believe that by serving consumers in all aspects of their daily lives, we create more opportunities to cross-sell and thus maximize our consumer wallet share.

Table of Contents	13

Developing our data and analytics capabilities

We will further investing in identifying and mentoring female executives, acquiring entrepreneurial talent and hiring gifted software developers and marketing professionals to build the next generation digital ecosystem in Southeast Asia.

Expanding service offerings to merchants

Merchants are a critical component of our business, thus growing our registered merchant base and serving them with desirable technology and marketing solutions to improve sales, cut costs, and realize operational efficiencies. We onboard merchants through marketing outreach tools such as our websites, public relations, social media and focused sales efforts. In our marketing messages, we attract merchants to our ecosystem by offering them access to our growing consumer base as well as numerous opportunities to optimize their sales, including enhanced customer loyalty through the expected launch of our Society Points in the second quarter of 2022.

Expectation of Competition

We operate a loyalty-focused e-commerce ecosystem that connects consumers with merchants in the F&B delivery and lifestyle sectors. Across these verticals, we compete with other online platforms for merchants, who can sell their products on other food ordering platforms or online lifestyle retail marketplaces. We also compete with companies that sell software and services such as Software-as-a-Service providers and point-of-sale module vendors, enabling a merchant to run its business independently of our platform. We expect to be able to compete for merchants based on our unique Society Points feature once launched, which we expect will build lasting customer loyalty for our merchants, as well as our personalized, data-driven approach to customer engagement, both of which ensure that our success is aligned with that of our merchants’.

We also compete with other e-commerce platforms, fashion retailers and restaurants for the attention of the consumer. Consumers have the choice of shopping with any online or offline retailers, large marketplaces or restaurant chains that may also have the ability to build their own independent online platforms. We are able to compete for consumers based on our ability to deliver a personalized e-commerce experience with easy-to-use mobile apps, well-integrated payments and a reliable platform.

Intellectual Property Matters

The Company technology and platform comprise of various copyrightable and/or patentable subject matter owned and/or licensed by the Company’s wholly-owned subsidiary, Society Technology LLC (“Society Technology”), a Nevada limited liability company. Our intellectual property assets additionally include trade secrets associated with the software platform. We successfully carried out development of our multilayer cloud-based software platform from reliance on third parties for payment and loyalty points deployment. As a result, we can monetize our software by making its available in Apple Store and Google Play and compatible with existing payment systems depending on the country’s regulatory requirements.

The Company is currently focusing on using its intellectual property in SEA.

With regard to exclusive and non-exclusive licenses, there is a risk that these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on the Company’s platform. Additionally, if portions of our proprietary software are determined to be subject to an open-source license, or if we do not correctly comply with the terms of the open-source software licenses applicable to our open-source software and technology, it could result in costly litigation or lead to negative public relations.

Table of Contents	14

Occasionally, the Company may be targeted with patent infringement lawsuits or copyright infringement lawsuits. These cases may be brought by non-practicing entities that sustain themselves by suing other companies. Currently, the Company is not aware of any patent or copyright infringement suits against it, or contemplated to be brought against it.

The Company signed a Software Setup, Development and Use License Agreement (the “WF Agreement”) with Wallet Factory International Limited (“WF”) on November 15, 2018. Subject to the terms and conditions of the WF Agreement, WF granted a non-exclusive, sublicensable, transferable, perpetual, and irrevocable license to the Company to use the Licensed Technology in any manner allowed by use, to reproduce, to distribute, to make derivative works based on the Licensed Technology in the following countries: Vietnam, India, Indonesia, the Philippines, Thailand, Malaysia, Cambodia, Laos, Singapore and Brunei.

Trademarks

The Company is the owner of multiple registered and common law trademarks in connection with its technology and its services. The names and marks “Society Pass”, “SOPA”, “Leflair”, “#HOTTAB” and other trademarks, trade names, and service marks of Society Pass in this Annual Report are the property of Society Pass or its subsidiaries.

The Company arranges the registration of trademarks, trade names, and service marks in the name of Society Technology LLC, its wholly-owned subsidiary created for the purposes of managing all intellectual property matters of the Company. It is not the intent of this Annual Report to delineate each and every trademarkable matter of the Company owned through Society Technology. Without prejudice to the generality of foregoing, Society Technology is, inter alia, the owner of the registered trademarks “Society Pass”, “SOPA”, “Leflair” and “#HOTTAB”” in connection with artificial intelligence software, electronic payment services, loyalty programs, SaaS platforms, and other subsets of the Company’s business. Society Technology has 12 trademarks currently registered with the United States Patents and Trademark Office (the “USPTO”) and has two applications with the USPTO pending. Further, Society Technology filed and registered numerous trademarks with the trademark offices of Vietnam, India, Singapore, the Philippines, Malaysia, Indonesia, and Thailand. The complete list of the Company’s trademarks as of the date of this Annual Report is filed with the Company’s registration statement related to this Annual Report as Exhibit 21.1.

Item 1a. Risk Factors.

Investing in our common stock is highly speculative and involves a significant degree of risk. Before you invest in our securities, you should give careful consideration to the following risk factors, in addition to the other information included in this Annual Report on Form 10-K, including our financial statements and related notes, before deciding whether to invest in our securities. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company is subject to all the risks inherent in a small company seeking to develop, market and distribute new services, particularly companies in evolving markets such as the internet, technology, and payment systems. The likelihood of the Company’s success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.

Such risks for the Company include, but are not limited to, dependence on the success and acceptance of the Company’s services, the ability to attract and retain a suitable client base, and the management of growth. To address these risks, the Company must, among other things, generate increased demand, attract a sufficient clientele base, respond to competitive developments, increase the “SoPa” and “#HOTTAB” brand names’ visibility, successfully introduce new services, attract, retain and motivate qualified personnel and upgrade and enhance the Company’s technologies to accommodate expanded service offerings. In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Table of Contents	15

The Company is therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenues.

If we fail to raise capital when needed it will have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has limited revenue-producing operations and will require the proceeds from future offering to execute its full business plan. The Company believes the proceeds from its future offering will be sufficient to develop its intermediate plans. However, the Company can give no assurance that all, or even a significant portion of these shares will be sold or, that the moneys raised will be sufficient to execute the entire business plan of the Company. Further, no assurance can be given if additional capital is needed as to how much additional capital will be required or that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company, or that such financing would not result in a substantial dilution of shareholder’s interest. A failure to raise capital when needed would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, debt and other debt financing may involve a pledge of assets and may be senior to interests of equity holders. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, the Company may be required to reduce, curtail, or discontinue operations.

We rely on internet search engines and application marketplaces to drive traffic to our Platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our Platform could decline and our business would be adversely affected.

We rely heavily on Internet search engines, such as Google, to drive traffic to our Platform through their unpaid search results and on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. Although search results and application marketplaces have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our Platform, we may need to increase our marketing spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may in turn harm our operating results.

The amount of traffic we attract from search engines is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to our Platform and negatively impacted our traffic, and we expect they will continue to make such changes from time to time in the future. Similarly, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces.

We may not know how or otherwise be in a position to influence search results or our treatment in application marketplaces. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted. For example, Google previously announced that the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use is not being penalized, we cannot guarantee that Google will not unexpectedly penalize our app install interstitials, causing links to our mobile website to be featured less prominently in Google’s mobile search results and harming traffic to our Platform as a result.

Table of Contents	16

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering with certain of its products, including search and maps. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for a substantial portion of the visits to our website, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

The ecommerce market is highly competitive and if the Company does not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis our business could be adversely affected.

The internet-based ecommerce business is highly competitive and the Company competes with several different types of companies that offer some form of user-vendor connection experience, payment processing and/or funds transfer content, as well as marketing data companies. Certain of these competitors may have greater industry experience or financial and other resources than the Company.

To become and remain competitive, the Company will require research and development, marketing, sales, and client support. The Company may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Company. The Company intends to differentiate itself from competitors by developing a payments platform that allows consumers and merchants to accept and use bonus points.

The market for consumer’s lifestyle is rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. There is no guarantee that any factors that differentiate the Company from its competitors will give the Company a market advantage or continue to be a differentiating factor for the Company in the foreseeable future. Competitive pressures created by any one of the above-mentioned companies (and other direct or indirect competitors), or by the Company’s competitors collectively, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The market for our Platform is new and unproven.

We were founded in 2018 and since our inception have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for software platforms that provide features and functionality to create the entire lifestyle ecosystem. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our Platform addresses, the entry of competitive products or the success of existing competitive products. Any expansion of the market our Platform addresses depends upon a number of factors, including the cost, performance, and perceived value associated with such solutions. If the market our Platform addresses does not achieve significant additional growth or there is a reduction in demand for such solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products or decreases in corporate spending, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

Table of Contents	17

Delays in the implementation of or lack of consumer acceptance of Society Points could have a material adverse effect on our business.

We expect to launch Society Points in the second quarter of 2022 which will be a significant component to our SoPa consumer facing platform. However, if such launch is delayed or there is not the expected consumer acceptance of Society Points by consumers, our business and financial prospects could be materially and adversely affected.

If we are unable to expand our systems or develop or acquire technologies to accommodate increased volume our Platform could be impaired.

We seek to generate a high volume of traffic and transactions through its technologies. Accordingly, the satisfactory performance, reliability and availability of the Company’s website and platform, processing systems and network infrastructure are critical to our reputation and its ability to attract and retain large numbers of users who transact sales on its platform while maintaining adequate customer service levels. The Company’s revenues depend, in substantial way, on the volume of user transactions that are successfully completed. Any system interruptions that result in the unavailability of our service or reduced customer activity would ultimately reduce the volume of transactions completed. Interruptions of service may also diminish the attractiveness of our company and its services. Any substantial increase in the volume of traffic on our website or Platform or in the number of transactions being conducted by customers will require us to expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of the Platform or timely expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. Any failure to expand or upgrade its systems could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s uses internally developed systems to operate its service and for transaction processing, including collections processing. The Company must continually enhance and improve these systems in order to accommodate the level of use of its products and services and increase its security. Furthermore, in the future, the Company may add new features and functionality to its services that would result in the need to develop or license additional technologies. The Company’s inability to add new software and hardware to develop and further upgrade its existing technology, transaction processing systems or network infrastructure to accommodate increased traffic on its platforms or increased transaction volume through its processing systems or to provide new features or functionality may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user’s experience on the Company’s service, and delays in reporting accurate financial information. There can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its systems or to integrate smoothly any newly developed or purchased technologies with its existing systems. Any inability to do so would have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s failure to successfully market its brands could result in adverse financial consequences.

The Company believes that continuing to strengthen its brands is critical to achieving widespread acceptance of the Company, particularly in light of the competitive nature of the Company’s market. Promoting and positioning its brands will depend largely on the success of the Company’s marketing efforts and the ability of the Company to provide high quality services. In order to promote its brand, the Company will need to increase its marketing budget and otherwise increase its financial commitment to creating and maintaining brand loyalty among users. There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brand. Further, there can be no assurance that any new users attracted to the Company will conduct transactions over the Company on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company’s existing or future strategic relationships fail to promote the Company’s brand or increase brand awareness, the Company’s business, results of operations and financial condition would be materially adversely affected.

The Company may not be able to successfully develop and promote new products or services which could result in adverse financial consequences.

The Company plans to expand its operations by developing and promoting new or complementary services, products or transaction formats or expanding the breadth and depth of services. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that any such efforts will maintain or increase overall market acceptance. Furthermore, any new business or service launched by the Company that is not favorably received by consumers could damage the Company’s reputation and diminish the value of its brand. Expansion of the Company’s operations in this manner would also require significant additional expenses and development, operations and other resources and would strain the Company’s management, financial and operational resources. The lack of market acceptance of such services or the Company’s inability to generate satisfactory revenues from such expanded services to offset their cost could have a material adverse effect on the Company’s business, results of operations and financial condition.

Table of Contents	18

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example, by providing the appropriate training to out account managers, sales technology specialists, engineers and consultants to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations, or financial condition could be adversely affected.

A decline in the demand for goods and services of the merchants included in the Platform could result in adverse financial consequences.

The Company expects to derive most of its revenues from fees from successfully completed transactions on its consumer facing platforms. The Company’s future revenues will depend upon continued demand for the types of goods and services that are offered by the merchants that are included on such platforms. Any decline in demand for the goods offered through the Company’s services as a result of changes in consumer trends could have a material adverse effect on the Company’s business, results of operations and financial condition.

The effective operation of the Company’s platform is dependent on technical infrastructure and certain third-party service providers.

Our ability to attract, retain, and serve customers is dependent upon the reliable performance of our Platform and the underlying technical infrastructure. We may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business will be reliant upon third party partners such as financial service providers and cash-out providers, payment terminals and equipment providers. Any disruption or failure in the services from third party partners used to facilitate our business could harm our business. Any financial or other difficulties these partners face may adversely affect our business, and we exercise little control over these partners, which increases vulnerability to problems with the services they provide.

There is no assurance that the Company will be profitable.

There is no assurance that we will earn profits in the future, or that profitability will be sustained. There is no assurance that future revenues will be sufficient to generate the funds required to continue our business development and marketing activities. If we do not have sufficient capital to fund our operations, we may be required to reduce our sales and marketing efforts or forego certain business opportunities.

We could lose the right to the use of our domain names.

We have registered domain names for our website that we use in our business. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours, especially in the light of our expected expansion in SEA. Domain names similar to ours may be registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

Table of Contents	19

We may be required to expend resources to protect Platform information or we may be unable to launch our services.

From time to time, other companies may copy information from our Platform, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. We have no assurance other companies will not copy, publish or aggregate content from our Platform in the future. When third parties copy, publish, or aggregate content from our Platform, it makes them more competitive, and decreases the likelihood that consumers will visit our website or use our mobile app to find the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner and, even if we could, we may not be able to prevent it. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

Breaches of our online commerce security could occur and could have an adverse effect on our reputation.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography and cybersecurity, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data. If any such compromise of the Company’s security were to occur, it could have a material adverse effect on the Company’s reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company’s security measures could misappropriate proprietary information or cause interruptions in the Company’s operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, security breaches could damage the Company’s reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company’s security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may not have the ability to manage its growth.

The Company anticipates that significant expansion will be required to address potential growth in its customer base and market opportunities. The Company’s anticipated expansion is expected to place a significant strain on the Company’s management, operational and financial resources. To manage any material growth of its operations and personnel, the Company may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage its employee base. There can be no assurance that the Company’s planned personnel, systems, procedures and controls will be adequate to support the Company’s future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that the Company’s management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition and results of operations may be materially adversely affected.

The Company may engage in acquisition activity, which could have adverse effects on its business.

If appropriate opportunities present themselves, the Company intends to acquire businesses, technologies, platforms, services, or products that the Company believes are strategic. The Company currently has no binding commitments or agreements with respect to any material acquisition. There can be no assurance that the Company will be able to successfully negotiate currently contemplated acquisitions or successfully negotiate or finance future contemplated acquisitions, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company’s business. Future contemplated acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition. Any future contemplated acquisitions of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Table of Contents	20

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

The Company is, and will be, heavily dependent on the skill, acumen and services of the management and other employees of the Company. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Illegal use of our Platform by could result in adverse consequences to the Company.

Despite measures the Company will implement to detect and prevent identify theft or other fraud our Platform remains susceptible to potentially illegal or improper uses. Despite measures the Company will take to detect and lessen the risk of this kind of conduct, the Company cannot assure that these measures will succeed. The Company’s business could suffer if customers use the Platform for illegal or improper purposes.

If merchants on our Platform are operating illegally, the Company could be subject to civil and criminal lawsuits, administrative action, and prosecution for, among other things, money laundering or for aiding and abetting violations of law. The Company would lose the revenues associated with these accounts and could be subject to material penalties and fines, both of which would seriously harm its business.

We are subject to certain risks by virtue of our international operations.

We operate and expand internationally. We expect to expand our international operations significantly by accessing new markets abroad and expanding our offerings in new languages: not less than all languages in SEA countries. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

•	recruiting and retaining qualified, multi-lingual employees, including customer support personnel;
•	increased competition from local websites and guides and potential preferences by local populations for local providers;
•	compliance with applicable foreign laws and regulations, including different privacy, censorship and liability standards and regulations and different intellectual property laws;
•	providing solutions in different languages for different cultures, which may require that we modify our solutions and features to ensure that they are culturally relevant in different countries;
•	the enforceability of our intellectual property rights;
•	credit risk and higher levels of payment fraud;
•	compliance with anti-bribery laws;
•	currency exchange rate fluctuations;
•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•	political and economic instability in some countries;
•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•	higher costs of doing business internationally.

Table of Contents	21

Changes in the economic, political, or legal environment of the Asia Pacific region.

Most of our revenues are derived from SEA. As a result, our business is subject to the economic, political and legal environment in SEA. The economies of SEA differ from other countries in various respects such as government involvement, level of development, growth rate, allocation of resources and inflation rate. Prior to the 1990s, many SEA countries relied on a planned economy. State-owned enterprises still account for a substantial portion of SEA’s industrial output, though governments in general are reducing the level of direct control that they exercise over the economy through state plans and other measures. It is our understanding that there is an increasing level of freedom and autonomy in areas such as resource allocation, production and management and a gradual shift in emphasis to market economies and enterprise reform.

Other than Singapore, the legal systems of SEA countries in which the Company operates, also differ from most common law jurisdictions, in that they are systems in which decided legal cases have little precedential value. The laws and regulations are subject to broad and varying interpretations by government officials, courts, and lawyers. The courts of some countries of Asia Pacific region have the power to read implied terms into contracts, adding a further layer of uncertainty. As a result, government officials, courts and lawyers often express different views on the legality, validity and effect of a particular legal document. In addition, the views of a governmental authority received on a particular issue have no binding effect or finality, so there is no guarantee that similar issues will be dealt with in a similar way by other governmental authorities. Furthermore, recognition and enforcement of legal rights through Asia Pacific region’s national courts, arbitration centers and administrative agencies in the event of a dispute is uncertain.

As part of their transition from planned economies to more market-oriented ones, the governments implemented a series of economic reforms, including lowering trade barriers and import quotas to encourage and promote foreign investment. The governments promulgated a series of laws and regulations on local and foreign investment, which set out the types of corporate vehicle investors may establish to carry out their investment projects. Nevertheless, conflicting interpretations between local regulators in different provinces in a country, and between different ministries can create confusion over key issues in certain countries. Many of the reforms in SEA are unprecedented or experimental and may be subject to revision, change or abolition, depending upon the outcome of these experiments. Furthermore, there can be no assurance that the governments will continue to pursue policies of economic reform or that any reforms will be successful or the impetus to reform will continue. If any of these changes adversely affect us or our business, or if we are unable to capitalize on the economic reform measures of the pertinent governments, our business, results of operations and financial condition could be adversely affected.

Many of the economies in SEA are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability.

While many of the economies in SEA have experienced rapid growth over the last two decades, they have also experienced inflationary pressures. As governments take steps to address inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If our revenues rise at a rate that is insufficient to compensate for the rise in our costs, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth.

Table of Contents	22

Our business will be exposed to foreign exchange risk.

We derive most of our revenue from the operations of our Platform in Vietnam and expect to derive our revenue from SEA. Our functional currencies will by necessity be the currencies of the countries of SEA. Our reporting currency is the U.S. dollar. We translate our results of operations using the average exchange rate for the period, unless the average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions, and we translate our financial position at the period-end exchange rate. Accordingly, any significant fluctuation between the currencies of countries of SEA and South Asia on the one hand and the U.S. dollar on the other could expose us to foreign exchange risk.

Some of the currencies of the countries of SEA and South Asia are not freely convertible. The foreign exchange management regime of many SEA and South Asia countries has transitioned from a system of fixed multiple exchange rates controlled by the state banks to a system of flexible exchange rates regulated largely by market forces, though transfers of currency is regulated and controlled in some countries. A significant depreciation in many of the currencies of countries of SEA and South Asia against major foreign currencies may have a material adverse impact on our results of operations and financial condition because our reporting currency is the U.S. dollar. There can be no assurance, that the governments will continue to relax their foreign exchange regulations, that they will maintain the same foreign exchange policy or that there will be sufficient foreign currency available in the market for currency conversions. If, in the future, the regulations restrict our ability to convert local currencies or there is insufficient foreign currency available in the market, we may be unable to meet any foreign currency payment obligations.

If inflation increases significantly in SEA or South Asia countries.

Should inflation in SEA or South Asia countries increase significantly, our costs, including our staff costs and transportation are expected to increase. Furthermore, high inflation rates could have an adverse effect on the countries’ economic growth, business climate and dampen consumer purchasing power. As a result, a high inflation rate in SEA or South Asia countries could materially and adversely affect our business, results of operations, financial condition and prospects.

Geopolitical unrest in the regions in which we operate could adversely affect our business.

Most of our operations and business activities are conducted in SEA, whose economies and legal systems remain susceptible to risks associated with an emerging economy and which is subject to higher geopolitical risks than developed countries. Examples include the social unrests in 2014 in Vietnam targeting China-related businesses and ongoing territorial and other disputes between Vietnam and its neighboring countries in Asia. Social and political unrest could give rise to various risks, such as loss of employment and safety and security risks to persons and property. Any such event may in turn have a material and adverse effect on our business, results of operations and financial position.

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The current outbreak of COVID-19 has globally resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•	new information which may emerge concerning the severity of the disease;
•	the duration and spread of the outbreak;
•	the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;
•	regulatory actions taken in response to the pandemic, which may impact merchant operations, consumer and merchant pricing, Dasher pay, and our product offerings;
•	other business disruptions that affect our workforce;
•	the impact on capital and financial markets; and
•	actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.

Table of Contents	23

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

Furthermore, if a virus or other disease is transmitted by human contact, as is the case with COVID-19, our employees and any constituent of our network may become infected, or may choose, or be advised, to avoid any contact with others, any of which may adversely affect our ability to provide our Platform and for our merchants and consumers to use our Platform. In addition, shelter-in-place orders and similar regulations impact merchants’ ability to operate their businesses, consumers’ ability to pick up orders, and our merchants’ ability to make deliveries during certain times, or at all. Even if merchants are able to continue to operate their businesses, many may operate with limited hours, selection and capacity and other limitations. Any limitations on or disruptions or closures of merchants’ businesses could adversely affect our business.

Even if a virus or other disease does not spread significantly and such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. Merchants may be perceived as unsafe during such public health threats, even for order delivery or pickup. If the services offered through our Platform or at other businesses in our industry become a significant risk for transmitting COVID-19 or similar public health threats, or if there is a public perception that such risk exists, demand for the use of our Platform would be adversely affected. Any negative impact on consumers’ willingness or ability to order delivery or complete a Pickup order, or on Dashers’ willingness or ability to make deliveries, could adversely affect our business, financial condition, and results of operations.

Substantially all of our revenues are concentrated in Vietnam pending expansion into other markets in SEA. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms Vietnam’s economy and society and the global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “Item 1A : Risk Factors” section.

Regulatory Risks

The payment processing regulatory regimes of the countries in which we operate could have adverse consequences on our business.

From time-to-time, governments and regulatory bodies may review the legislation and regulations applied to the payment processing industry in which the Company operates. Such reviews could result in the enactment of new laws and/or the adoption of new regulations in SEA, South Asia, the US or elsewhere, which might adversely impact businesses in those countries in general and consequently, may threaten the Company’s growth prospects. More specifically, the Company is operating in the payment processing industry, which is strictly regulated. Regulation is extensive and designed to protect consumers and the public, while providing standard guidelines for business operations. In the offering of its products, the Company is subject to certain federal and provincial laws and regulations relating to its financial product offerings, including laws and regulations governing such things as Know-Your-Customer (KYC), Anti-Money Laundering (AML), Anti-Terrorist Financing (ATF) and safeguarding the privacy of customers’ personal information. Failure to comply with, or changes to, existing or future laws and regulations could result in significant unforeseen costs and limitations, and could have an adverse impact on the Company’s business, results of operations and/or financial condition.

Table of Contents	24

Regulation of the internet generally could have adverse consequences on our business.

We are also subject to general business regulations and laws in SEA and South Asia specifically governing the internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

Privacy regulations could have adverse consequences on our business.

We receive, collect, store, process, transfer, and use personal information and other user data. There are numerous international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other laws and regulations. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ data, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our Platform.

Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise have an adverse effect on our reputation and business. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Table of Contents	25

Regulation of bonus cards could have adverse consequences on our business.

Our platform’s payment system inevitably provides our customers with bonuses that may or may not be deemed gift certificates, store gift cards, general-use prepaid cards, or other vouchers, or “gift cards”, subject to, various laws of multiple jurisdictions. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. Various companies that provided deal products similar to ours around the world are currently or were defendants in purported class action lawsuits.

The application of various other laws and regulations to our products is uncertain. These include laws and regulations pertaining to unclaimed and abandoned property, partial redemption, revenue-sharing restrictions on certain trade groups and professions, sales and other local taxes and the sale of alcoholic beverages. In addition, we may become, or be determined to be, subject to United States federal or state laws or laws in SEA or South Asia countries we operate regulating money transmitters or aimed at preventing money laundering or terrorist financing, including the Bank Secrecy Act, the USA PATRIOT Act and other similar future laws or regulations in the United States and in the applicable SEA or South Asia countries.

If we become subject to claims or are required to alter our business practices as a result of current or future laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, fines, judgments or settlements could harm our business.

The requirements of being a public company.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and Remuneration Committee, and qualified executive officers.

Table of Contents	26

As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in Asia, which may experience corruption. Our activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants or agents of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risk of litigation

The Company and/or its directors and officers may be subject to a variety of civil or other legal proceedings, with or without merit. From time to time in the ordinary course of its business, we may become involved in various legal proceedings, including commercial, employment and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results or financial condition.

Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money, and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs. We do not own any patents, and, therefore, may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us.

The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results or operations and reputation.

Our financial statements have been prepared on a going-concern basis and our continued operations are in doubt.

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Our future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that we will be successful in completing an equity or debt financing or in achieving profitability.

Table of Contents	27

We face potential liability and expense for legal claims based on the content on our Platform.

We face potential liability and expense for legal claims relating to the information that we publish on our website and our Platform, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. For example, businesses in the past have claimed, and may in the future claim, that we are responsible for defamatory reviews posted by our users. We expect claims like these to continue, and potentially increase in proportion to the amount of content on our Platform. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove valuable content from our website or mobile app, our Platform may become less useful to consumers and our traffic may decline, which could have a negative impact on our business and financial performance.

Protection of Intellectual Property Rights.

The future success of our business is dependent upon the intellectual property rights surrounding the technology, including trade secrets, know-how and continuing technological innovation. Although we will seek to protect our proprietary rights, our actions may be inadequate to protect any proprietary rights or to prevent others from claiming violations of their proprietary rights. There can be no assurance that other companies are not investigating or developing other technologies that are similar to our technology. In addition, effective intellectual property protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate designation of our technology. Any of these claims, with or without merit, could subject us to costly litigation. If the protection of proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished. Any of these events could have an adverse effect on our business and financial results.

Effective trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. We are seeking to protect our trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our brand. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

Risks Relating to Ownership of Our Securities

The trading price of our common stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of our common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors. In addition to market and industry factors, the price and trading volume for the common stock and/or Warrants may be highly volatile for factors specific to our own operations, including the following:

•	variations in our net revenue, earnings and cash flows;
•	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;
•	announcements of new offerings and expansions by us or our competitors;
•	changes in financial estimates by securities analysts;
•	detrimental adverse publicity about us, our shareholders, affiliates, directors, officers or employees, our business model, our services or our industry;
•	announcements of new regulations, rules or policies relevant for our business;
•	additions or departures of key personnel;
•	release of lock-up or other transfer restrictions on our outstanding equity securities or sales of additional equity securities; and
•	potential litigation or regulatory investigations.

Table of Contents	28

Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and require us to incur significant expenses to defend the suit, which could harm our results of operations.

Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could materially adversely affect our financial condition and results of operations.

Our Pre-IPO Shareholders may sell significant quantities of common stock.

Our pre-IPO shareholders own approximately 68% of our common stock. Notwithstanding that certain officers and directors who are stockholders are locked up until May 7, 2022, and may sell all or part of their holdings as soon as any applicable transfer restrictions have ended and such sales could have a negative impact on the market price of our common stock.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock could depend in part on the research and reports that certain securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

A possible “short squeeze” due to a sudden increase in demand of our common stocks that largely exceeds supply may lead to price volatility in our common stock.

Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional shares of common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

Our Founder, Chairman and CEO will continue to own a significant percentage of our common stock and our Super Voting Preferred Stock and will be able to exert significant control over matters subject to shareholder approval.

Dennis Nguyen, our Founder, Chairman and CEO, currently beneficially owns common stock and Super Voting Preferred Stock that provide him with 68.7% of the voting power of our voting stock. Therefore, even after further offerings, he will have the ability to substantially influence us through this ownership position. For example, he may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. His interests may not always coincide with our corporate interests or the interests of other shareholders, and he may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as he continues to own a significant amount of our equity, he will continue to be able to strongly influence or effectively control our decisions.

Table of Contents	29

We may not be able to satisfy listing requirements of Nasdaq to maintain a listing of our common stock.

Although our common stock has been approved for listing on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

An active market for our common stock in which investors can resell their shares may not develop.

Prior to our initial public offering that closed on November 12, 2021, there was no public market for our common stock. We cannot predict the extent to which an active market for our common stock will develop or be sustained, or how the development of such a market might affect the market price of our common stock. The value of our common stock can be adversely affected by a variety of factors, including development problems, regulatory issues, technical issues, commercial challenges, competition, legislation, government intervention, industry developments and trends, and general business and economic conditions.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our Common Stock.

In order to maintain the listing of our common stock on the Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with such applicable listing standards.

Failure to maintain effective controls on financial reporting could have an adverse impact on our business and we have identified a material weakness in our internal control over financial reporting.

Prior to our initial public offering in November 2021, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. Furthermore, we are a newly public company and are not required to provide a report on internal control over financial reporting as of the end of our most recent fiscal year. However, in connection with the audit of our consolidated financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our case arose from an accumulation of significant deficiencies which amounted to a material weakness in internal controls. Such significant deficiencies identified included insufficient supporting documentation and inadequate segregation of duties. If we are unable to remedy our material weakness, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

Table of Contents	30

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. Also. our securities are listed on a national exchange and we are required to comply with marketplace rules and heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and national exchange requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Table of Contents	31

As a “controlled company” under the rules of the Nasdaq Capital Market, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public shareholders.

Mr. Dennis Nguyen, our Founder, Chairman and Chief Executive Officer is currently the beneficial owner of voting stock that provides him with approximately 69.0% of the voting power of our voting stock. We currently meet the definition of a “controlled company” under the corporate governance standards for NASDAQ listed companies and for so long as we remain a controlled company under this definition, we are eligible to utilize certain exemptions from the corporate governance requirements of the NASDAQ Stock Market.

As long as our officers and directors, either individually or in the aggregate, own at least 50% of the voting power of our Company, we are a “controlled company” as defined under the listing rules of The Nasdaq Stock Market LLC.

For so long as we are a controlled company under that definition, we are permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including:

•	an exemption from the rule that a majority of our board of directors must be independent directors;
•	an exemption from the rule that the compensation of our CEO must be determined or recommended solely by independent directors; and
•	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

Although we do not intend to rely on the “controlled company” exemption under the Nasdaq listing rules, we could elect to rely on this exemption in the future. If we elect to rely on the “controlled company” exemption, a majority of the members of our board of directors might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors.

As a result, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by Nevada state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

We will indemnify and hold harmless our officers and directors to the maximum extent permitted by Nevada law.

Our bylaws provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities, to the fullest extent not prohibited by Nevada law. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our principal executive offices are located at 701 S. Carson Street, Suite 200, Carson City, NV 89701.

As of December 31, 2021, the Company enter into new lease arrangements, and accounted, the ROU asset and lease obligation of $653,547. We do not currently own any real estate.

Table of Contents	32

COUNTRY	SUPPLIER	LEASE	DATE OF AGREEMENT	TERM
Singapore	Morning Star Pte. Ltd.	Grace Global Raffles, #10-02, 137 Market Street, Singapore 048943	August 13, 2021	2 years from September 23, 2021
Singapore	Lo Tjhan Kwong and Tina Kumalasari Widyatmadja	18 Marina Boulevard #43-09 Marina Bay Residences Singapore 018980	September 16, 2021	2 years from September 18, 2021
Vietnam	Vidago Company Limited	8th floor, Diamond Flower Building, 48 Le Van Luong Street, Nhan Chinh Ward, Thanh Xuan District, Hanoi city	September 29, 2021	3 years from October 15, 2021
India	Karvy Interiors & Project Pvt. Ltd.	Unit No. 611, Noida One, plot-8, sector-62, industrial area, Noida	July 1,2021	3 years from November 22, 2019

Item 3. Legal Proceedings

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

The litigation docket of Carmel, Milazzo & Feil LLP discloses the following actual, pending or threatened litigation for the Company:

Rahul Narain v. Society Pass, Inc.

Supreme Court of the State of New York, County of New York, Index 656956/2019

Thomas O’Connor & CVO Advisors Pte. Ltd. v. Society Pass, Inc.

Supreme Court of the State of New York, County of New York, Index 656938/2019

Dennis Nguyen v. Thomas O’Connor

Supreme Court of the State of New York, County of New York, Index 651015/2020

The Company is currently litigating three cases pending in the Supreme Court for the State of New York, New York County.

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

Table of Contents	33

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

The third case also involves one of those former employees; therein, a Company affiliate filed suit in February 2020 seeking enforcement, by way of specific performance, of an agreement which entitles the affiliate to purchase all of the 99 percent of the shares of the plaintiff-entity which alleges entitlement to $8 million in shares of the Company’s Series A Preferred Stock in one of the employment actions described above.  The former employee has responded to the Company’s complaint in this action with a motion to dismiss, which was later withdrawn by same, and then by way of an answer without counterclaims.  The judge assigned to this action has announced his retirement at the end of the calendar year; it is unclear to whom the case will be assigned in the future.

The Company was in an AAA arbitration defending allegations of breach of an agreement.  The Demand for Arbitration therein, dated August 25, 2020, asserts that the Petitioner, an LLC, had an agreement with the Company and its CEO granting the Petitioner the right to require the Company to redeem certain common stock in the Company for a cash payment.

The Demand alleges that the Petitioner submitted a Redemption Notice, as required under the alleged agreement, obligating the Company to redeem the shares.  The Demand alleges that the failure of the Company to redeem the shares and pay Petitioner further obligates the Company to provide additional common stock to the Petitioner.  The amount alleged to be due to the Petitioner as of July 31, 2020 was said to be $590,461.94 and growing daily while the number of additional common stock shares alleged to be due to Petitioner as of July 31, 2020 was said to be 283,417,033 and growing, daily.

The Company has submitted a total and general denial of the allegations of the Demand.  The matter has been assigned to an arbitrator and a Preliminary Hearing and Scheduling Order was issued in or around November 9, 2020.  Dispositive motions are due at the end of January 2021 but otherwise this matter is in the discovery phase with any Final Hearing before the arbitrator tentatively scheduled for mid-September 2021. On May 21, 2021, the Company has agreed to settle the matter for the sum of $550,000. No additional shares were included in the settlement agreement. The settlement sum is required to be paid in two tranches, with $250,000 to have been paid on or before May 28, 2021 and the remaining $300,000 to be paid on or before June 30, 2021. The Company made the first payment of $250,000 on May 25, 2021 and intends to complete the settlement sum as provided under the settlement agreement by paying the remaining $300,000 on or before June 30, 2021. In connection with the settlement, the Company recognized litigation settlement expense of $550,000 and fully paid during the year ended December 31, 2021.

As these matters are in the discovery phase, it is too early to assess the likelihood of success. The Company denies the accusations by both O’Connor and Narain and intends to vigorously defend these matters.

SOSV IV LLV v. Society Pass Inc., et al.
United States District Court for New Jersey, Index No. 21-cv-12386

On or about March 5, 2021, SOSV IV LLC (“SOSV”) sent a demand letter to the Company in regard to its investment in Hottab Pte. Ltd. (“Hottab”). Thereafter, SOSV filed suit in the District Court for New Jersey on June 10, 2021.

Table of Contents	34

In this lawsuit, SOSV alleges that it entered into an investment arrangement with Hottab in which SOSV was to receive five percent (5%) of the common stock of Hottab and entered into an Accelerator Contract for Equity (the “ACE”) pursuant to which it alleges to have invested a sum of $168,000 with Hottab. These events are alleged to have taken place prior to the Company’s acquisition of Hottab. SOSV alleges that the Company subsequently acquired all of the outstanding shares of Hottab, which it alleges triggered a liquidity event clause under the ACE requiring the Company, by way of its ownership of Hottab, to pay SOSV twice its investment, or $336,000.

SOSV further alleges that subsequent to a term sheet between the Company and Hottab being executed, the Company entered into an agreement to purchase one hundred percent (100%) of the issued and outstanding shares of Hottab from Hottab Holdings Limited (“Hottab Holdings”). As SOSV does not have any interest in Hottab Holdings, it alleges it did not receive any consideration as allegedly provided under the ACE.

Upon these allegations, SOSV asserted causes of action sounding in fraudulent misrepresentation/concealment, breach of contract, breach of the covenant of good faith and fair dealing, quantum meruit and/or unjust enrichment, promissory estoppel, oppression of minority shareholder, and breach of fiduciary duties. SOSV sought damages in the amount of $336,000.00 in addition damages equal to the value of SOSV’s alleged equity in Hottab or in the alternative shares of the Company in an amount equal to SOSV’s ownership interest in Hottab at the time of the purchase of Hottab’s shares from Hottab Holdings.

Initially, SOSV filed suit in the District Court for New Jersey on June 10, 2021. SOSV voluntarily dismissed its New Jersey lawsuit and on October 29, 2021, re-filed the action in the Southern District of New York. The Southern District of New York lawsuit was also voluntarily dismissed by SOSV. SOSV has recently re-filed the suit in the Supreme Court of the State of New York, County of New York. The most recently filed complaint contains largely similar allegations and asserts causes of action sounding in fraudulent misrepresentation/concealment, intentional interference with contract, breach of the implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, oppression of minority shareholder, breach of fiduciary duty, and recission (or in the alternative declaration of ownership interest). The most recently filed complaint demands $336,000.00 and damages equal to the value of SOSV’s alleged ownership interest in Hottab, or alternatively an Order compelling the issuance of shares in SoPa in an amount equal to Plaintiff’s ownership interest in Hottab at the time of the Agreement of Purchase and Sale. SOSV also seeks disgorgement, though this does not include any pertinent dollar figure.

The Company denies the accusations of SOSV and intends to vigorously defend this matter. As the lawsuit is still in the pleadings stage, we are unable to prognosticate a likelihood of success. The Company reserved a provision for $75,000 legal fee in this lawsuit.

As of December 31, 2021, the Company had a total of $53,435 outstanding in legal fees to its attorneys related to these matters.

As of December 31, 2021, the Company expects no possible loss from these legal proceedings and no additional provision is accrued accordingly.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “SOPA.”

Holders

As of March 30, 2022, there were 119 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Table of Contents	35

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2021, the Company made the following unregistered sales securities.

During the period from January, 2021 to February, 2021, the Company issued 1,700 shares of Series C-1 Preferred Stock. All of the Series C-1 Preferred Stock were issue at a value of $420 per shares.

During the period from July, 2021 to September, 2021 the Company issued 2,281,880 shares of its common stock.

During the period from October, 2019 to September, 2021, the Company issued 1,552 shares of its Series C Preferred Stock. All of the Series C Preferred Stock were issued at a value of $5,763 per share.

During the period from May, 2020 to September, 2021, the Company issued 13,984 shares of Series C-1 Preferred Stock. All of the Series C-1 Preferred Stock were issued at a value of $420 per share.

During the period from August, 2021 to September, 2021, we issued 3,500 shares of Series X Super Voting Preferred Stock. The Series X Super Voting Preferred Stock entitles its holder to 10,000 votes per share but is not entitled to any dividends, liquidation preference or conversion or redemption rights.

During the period from August, 2021 to September, 2021, we issued warrants for 10,055 shares of our Series C-1 Preferred Stock, exercisable for $420 per share.

On November 12, 2021 we issued 144,445 warrants to purchase our common stock to the underwriter in connection with the consummation of our initial public offering. Such warrants have a 5-year term and are exercisable beginning on May 9, 2022 at an exercise price of $9.90 per share.

On November 12, 2021 we issued 6,362,089 shares of common stock upon the automatic conversion of our issued and outstanding Series A, B, B-1, C and C-1 Preferred Stock.

On November 16, 2021, the Board of Directors awarded Dennis Nguyen a 10-year option to purchase 1,945,270 shares of our common stock at an exercise price of $6.49 as payment for accrued and unpaid bonuses.

During December 2021, we issued 208,369 shares of our common stock to five consultants in exchange for consulting services.

During December, 2021, we issued 3,437 shares of our common stock to six of our employees as compensation.

During December, 2021, we issued 20,700 shares of our common stock to two warrant holders exercised their warrants.

During December, 2021, we issued 34,222 shares of our common stock to our independent board directors as director’s compensation.

During December, 2021, we issued 5,700 shares of our common stock to Brugau Pte Ltd and Cory Bentley to make up for shortfalls in original issuances pursuant to the terms of agreements.

On December 31, 2021 we issued 277,409 shares of our common stock to shareholders of Goodventures Sea Limited in connection with our acquisition of Leflair.

The foregoing issuances were deemed exempt from registration in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.

Table of Contents	36

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, regarding our common stock that may be issued under the Plan.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	1,945,270	$6.49	1,188,490
Equity compensation plans not approved by stockholders (2)
Total	1,945,270	$6.49	1,188,490
(1)	The Society Pass Incorporated 2021 Equity Incentive Plan (the “Plan”) permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 3,133,760 shares for issuance under the Plan.
(2)	Includes all other options not grated under the Plan.

Option Exercises: No options were exercised by the above-named individual in 2021.

Use of Proceeds from our Initial Public Offering of Common Stock

On November 11, 2021, we closed our IPO, in which we sold and issued 2,888,889 shares of our common stock at a price to the public of $9.00 per share. We received $25,568,212.13 in aggregate net proceeds from our IPO after deducting underwriting discounts and commissions and other offering expenses.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-258056), which was declared effective by the SEC on November 8, 2021.

As of March 30, 2022, the net proceeds from our IPO have been used as follows: (i)$242,168 for marketing expenses for platform; (ii) $19,111 for operating of data center or call center; (iii) $158,955 for Society Points rollout, (iv) $11,905 for hiring of additional staffs; (v) $3,856,281 has been utilized for working capital purposes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on November 10, 2021.

Transfer Agent

The transfer agent for the common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, New York, telephone (212) 828-8436.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Table of Contents	37

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in other sections of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

In addition, the section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Annual Report on Form 10-K.

Overview

We acquire and operate e-commerce platforms and mobile applications through our direct and indirect wholly or majority-owned subsidiaries, including but not limited to Society Technology LLC, SOPA Technology Pte Ltd, SOPA Cognitive Analytics Pte Ltd, SOPA Technology Co Ltd, HOTTAB Pte Ltd and HOTTAB Vietnam Co Ltd. Along with HOTTAB Asset Vietnam Co Ltd (currently wholly-owned by one employee of HOTTAB Vietnam Co Ltd and contractually operated by HOTTAB Vietnam Co Ltd), Leflair Incorporated, Push Delivery Pte Ltd, New Retail Experience Incorporated (“NREI”), and Dream Space Co., Ltd (“Dream Space”), these twelve companies form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in Vietnam and Philippines while maintaining an administrative headquarters in Singapore and a software development center, which was located in India but is transitioning to a location in SEA. In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”). We recently acquired NREI and Dream Space in February 2022 and have integrated the Leflair Assets, NREI and Dream Space onto the Society Pass corporate structure and ecosystem. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on the VIP countries (Vietnam, Indonesia and Philippines) of SEA.

Our business currently comprises of the following four verticals: lifestyle, food and beverage (“F&B”) delivery, merchant software and loyalty. Lifestyle includes Leflair App and Leflair.com website; F&B Delivery includes Pushkart App, Pushkart.ph website, Handycart App, and Handycart.vn website. The merchant software segment includes #HOTTAB Biz App, #HOTTAB POS App and Hottab.net website, while the loyalty vertical includes Society Pass App and SoPa.asia website. In addition, we are looking at acquiring companies in the travel and digital media verticals. These current four and prospective e-commerce interfaces are collectively referred to in this Annual Report as the “Platform”.

Our loyalty-focused and data-driven e-commerce marketing platform interfaces connect consumers with merchants in the F&B and lifestyle sectors, assisting local brick-and-mortar businesses to access new customers and markets to thrive in an increasingly convenience-driven economy. Our Platform integrates with both global and country-specific search engines and applications and accepts international address and phone number data, providing a consumer experience that respects local languages, address formats and customs. Our Strategic Partners (as defined below) work with us to penetrate local markets, while our Platform allows effortless integration with existing technological applications and websites.

Leflair.com website and Leflair App are marketed in Vietnam. Pushkart.ph website and Pushkart App are marketed in Philippines. Handycart.vn website and Handycart App are marketed in Vietnam.

Branded as “#HOTTAB”, our merchant software business helps merchants increase revenues and streamline costs with an online and multilingual store front, fully integrated POS software solution, joint marketing program, payment infrastructure, loyalty administration, customer profile analytics, and SME financing packages. Through #HOTTAB Biz App, #HOTTAB POS and Hottab.net merchant administration website interfaces, #HOTTAB functions both online and offline and facilitates transactions, orders, voucher redemption, and rewards. Merchants only need a smart device in order to quickly access our #HOTTAB product ecosystem. In addition, our Customer Care department provides attentive after-sales service.

Table of Contents	38

The Hottab.net admin website and #HOTTAB Biz App, #HOTTAB POS APP are marketed in both Vietnam and Indonesia.

SoPa.asia website and Society Pass App are marketed in Vietnam.

As of March 30, 2022 we have onboarded over 1.6 million registered consumers and over 5,500 registered merchants on our Platform.

Impact of the COVID-19 Pandemic

The recent outbreak of COVID-19 has globally resulted in loss of life, business shutdowns, restrictions on travel, and widespread cancellation of social gatherings. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

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

Since the onset of the COVID-19 pandemic in March and April 2020, all our POS merchant clients are affected by COVID-19 measures for F&B to temporary stop restaurant dine-ins.

•	Some of our restaurant clients ceased operations permanently and many were closed since June 2020 without any notice of reopening their business to date.
•	Our largest POS client, a hotel chain for which we provide POS services to their F&B business in their hotels, ceased operations in two out of nine hotels since April 2020.
•	The Company faces challenges to onboard new clients but at the same time losing many existing ones.

Table of Contents	39

With the ongoing pandemic, Company faces challenges in our operation as follows;

•	Disruption of operation in Vietnam, India, Singapore and US where staffs have to work from home.
•	The coordination of rebooting of company’s recent asset acquisition of Leflair an ecommerce platform.
•	Application of licenses are delayed as government agencies take longer time to review and process time.
•	HR process to hire personnel are generally slow due to people not willing to leave their current job, company have to spend more time and resources.

The spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations in certain cases, and cancellation of physical participation in certain meetings, events and conferences and further actions may be taken as required or recommended by government authorities or as we determine are in the best interests of our employees, customers, and other business partners. We are monitoring the global outbreak of the pandemic, in SEA, especially Vietnam and are taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and the governmental and community reactions thereto. See “Item 1A: Risk Factors.”

The onslaught of the COVID-19 pandemic has brought global turmoil to governments, economies and consumers. This turbulence has continued past its anniversary and the road ahead is mired with uncertainties. After limping its way back from the COVID-19 pandemic year 2020, the global economic recovery had been rattled by the COVID-Omicron variant’s rapid rise. So far COVID-Omicron seems no worse than COVID-Delta in how sick people become, with a possibility that it will be less lethal. Many viruses in the past have evolved to be milder, because killing the host does not help the virus spread. This is the upside for the economy. What is clear is the world must adapt to a new way of life that will place even more focus on technology to navigate the brave new world in the future.

Financial Condition

Results of Operations

The following table sets forth certain operational data for the year ended December 31, 2021 and 2020:

	YEAR ENDED DECEMBER 31,
	2021	2020
Revenue, net	$519,885	$52,453
Cost of revenue	$(710,683)	$(88,664)
Gross loss	$(190,798)	$(36,211)
Less operating expenses:
Sales and marketing expenses	$(327,195)	$(3,125)
Software development costs	$(95,809)	$(165,514)
Impairment loss	$(200,000)	$(16,375)
General and administrative expenses	$(33,398,401)	$(3,529,022)
Total operating expenses	$(34,021,405)	$(3,714,036)
Loss from operations	$(34,212,203)	$(3,750,247)

Other income (expense):
Change in contingent service payable	$—	$(30,198)
Gain from early lease termination	$2,454	$—
Interest income	$116	$19
Interest expense	$(41,514)	$(48,989)
Loss on settlement of litigation	$(550,000)	$—
Warrant modification expense	$(58,363)	$—
Other income	$5,906	$9,759
Total other expense	$(641,401)	$(69,409)
Loss before income taxes	$(34,853,604)	$(3,819,656)
Income taxes	$(11,136)	$(8,332)
NET LOSS	$(34,864,740)	$(3,827,988)

Table of Contents	40

Revenue. For the year ended December 31, 2021 and 2020 we generated revenue of $519,885 and $52,453 respectively. The significant increase in revenue was mainly due to contributed by newly acquired e-commerce business named Leflair.

Top Customers Revenue for the year ended December 31, 2021 and 2020

For the year ended December 31, 2021 and 2020, the following customer exceeded 10% of the Company’s revenues:

	Year ended December 31, 2021		December 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Tiki Smart Logistic **	$387,213	74%	$54,160	*
PayDollars – Payment ***	$94,698	18%	$(9,298	)****

* This included value added taxes (“VAT”)

** The Company engaged Tiki Smart Logistic for collection of cash on delivery arrangement from their end customer.

*** The Company engaged PayDollars for online payment gateway arrangement from their end customer

**** Due to order cancelation the amount became credit balance

	Year ended December 31, 2020		December 31, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable
Aryaduta Hospitality & Leisure Group	$40,719	75%	$—

All of our customers are located in Vietnam except one above significant customer located in Indonesia.

Cost of Revenue. For the year ended December 31, 2021 and 2020, we incurred cost of revenue of $710,683 and $88,664 respectively. The increase in revenue cost was matched by a significant rise in revenue.

Major vendors

For the year ended December 31, 2021 and 2020, no vendors who accounted for 10% or more of the Company’s hardware purchases, software cost and cost of online ordering. Our outstanding payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2021		December 31, 2021
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$—	—	$—

*There was no single vendor in year ended December 31, 2021 who accounted for 10% or more of the Company’s hardware purchases, software cost, and cost of online ordering.

	Year ended December 31, 2020		December 31, 2020
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$68,657	78%	$39,279

Table of Contents	41

All vendors are located in Vietnam.

Gross Loss. For the year ended December 31, 2021 and 2020, we recorded a gross loss of $190,798 and $36,211 respectively. The increase in gross loss is primarily attributable to fixed subscription cost and the number of headcounts arising from the acquisition of e-commerce assets from Goodventures Sea Limited.

Sales and Marketing Expenses (“S&M”). For the year ended December 31,2021 and 2020, we have incurred S&M expenses of $327,195 and $3,125 respectively. The increase in S&M is primarily attributable to the increased in sales and promotion expenses related to get more merchants joining our e-commerce platform to operate their business. Also, increase marketing cost to attract attention of customer to our e-commerce platform.

Software Development Cost (“SDC”). For the year ended December 31, 2021 and 2020, we incurred SDC expenses of $95,809 and $165,514 respectively. The decrease in SDC is primarily attributable to the restructuring of our technology development team.

Impairment Charge (“IC”). For the year ended December 31,2021 and 2020, we have incurred IC expenses of $200,000 and $16,375 respectively. The increase is primarily attributable to the acquisition of Leflair ecommerce asset which was expensed in the same period due to the short life term of the asset and the quantum of consideration.

General and Administrative Expenses (“G&A”). For the year ended December 31, 2021 and 2020, we incurred G&A expenses of $33,398,401 and $3,529,022 respectively. The increase in G&A is primarily attributable to the professional cost associated with cost related to company filing for listing on Nasdaq, amortization of intangible assets and Stock based compensation for services.

Loss on settlement of litigation. On May 21, 2021, the Company agreed to settle a Demand for Arbitration, dated August 25, 2020, defending allegations of breach of an agreement, for the sum of $550,000. No additional shares were included in the settlement agreement. The settlement sum was required to be paid in two tranches, with $250,000 to have been paid on or before May 28, 2021 and the remaining $300,000 to be paid on or before June 30, 2021. The Company made the first payment of $250,000 on May 25, 2021 and completed the settlement sum as provided under the settlement agreement by paying the remaining $300,000 on June 29, 2021. In connection with the settlement, the Company recognized litigation settlement expense and a related accrued liability of $550,000 in the year ended December, 2021. There was no such expenses incurred in the comparative year ended December 31, 2020.

Interest expense. For the year ended December 31, 2021 and 2020, we incurred interest expense of $41,514 and $48,989 respectively. The decrease in interest expense is mainly due to repayments of shareholder loan in exchange with shares.

Warrant modification expense. For the year ended December 31, 2021, the fair value of the warrants modification was $58,363.

Income Tax Expense. Our income tax expenses for the year ended December 31,2021 and 2020 was $ $11,136 and $8,332, respectively.

Net Loss. As a result for the year ended December 31, 2021, the Group incurred a loss of $34,864,740, as compared to $3,827,988 for the same year ended December 31, 2020. The increase in net loss is primarily attributable to the professional cost associated with cost related to company filing for listing on Nasdaq and amortization of intangible assets.

Table of Contents	42

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash balances of $23,264,777, a working capital surplus of $27,193,066 and accumulated deficit $47,352,456. For the year ended December 31, 2021, the Company had a net loss of $34,864,740 and net cash used by operating activities of $10,813,938. Net cash used by investing activities was $246,837. Net cash provided by financing activities was $33,823,757, resulting principally from $25,447,154 net proceeds from IPO public offering and $8,528,079 net proceeds from the issuance of preferred stock and C1 warrants exercised. The Company also repaid $151,476 of First Insurance Funding loan during 2021.

Subsequently, in February 2022, the Company filed the registration statement in connection with its underwritten public offering of 3,484,845 shares of common stock and accompanying warrants to purchase up to 3,484,845 shares of common stock, for aggregate gross proceeds of approximately US$11.5 million. Upon the closing, the Company received net proceeds of approximately $10.7 million, net of issuance cost. The Company believes that cash balances following the capital infusion are adequate to meet the Company’s cash requirements for the next twelve months.

The Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance. In parallel, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s business development activities, general and administrative expenses and growth strategy.

	Year Ended December 31,
	2021	2020
Net cash (used in) operating activities	$(10,813,938)	$(1,251,269)
Net cash (used in) investing activities	(246,837)	—
Net cash provided by financing activities	33,823,757	1,211,700
Effect on exchange rate change	(4,871)	(60,256)
Net change in cash and cash equivalents	22,758,111	(99,825)
Cash and cash equivalent at beginning of year	506,666	606,491
Cash and cash equivalent at end of year	23,264,777	506,666

Net Cash Used In Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $10,813,938 which consisted primarily of a net loss of $34,864,740 offset by increase in stock based compensation for services of $25,889,909, increase in accounts receivables of $50,691, increase of inventories of $221,068, increase in deposits, prepayments and other receivables of $6,149,889, increase in contract liabilities $6,583, increase in accounts payables of $207,651, decrease in accrued liabilities and other payable of $413,974, decrease in advance to related parties of $725,000, increase in operating lease liabilities of $74,278, increase in depreciation and amortization of $3,210,448, increase in impairment loss of $200,000 and increase in loss on settlement of litigation of 550,000.

For the year ended December 31, 2020, net cash used in operating activities was $1,251,269, which consisted primarily of net loss of $3,827,988, offset by increase in impairment loss of $16,375, decrease in account receivable of $8,871, increase in deposits, prepayment and other receivables of $16,322, decrease in contract liabilities of $1,197, increase in accounts payable of $3,472, increase in accrued liabilities and other payables of $273,748, increase in contingent service payable of $30,198, increase in operating lease liabilities of $22,957, decrease in advance to related parties of $373,625, and increase in depreciation and amortization of $808,150.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) Investing Activities.

For the year ended December 31, 2021, there is net cash of 246,837 being deposit paid for Leflair asset acquisition investing activities and purchase of property, plant, and equipment.

For the year ended December 31, 2020, there is no net cash impact on investing activities.

Table of Contents	43

Net Cash Provided By Financing Activities.

For the year ended December 31, 2021, net cash provided by financing activities was $33,823,757, consisting primarily of funds raised from shareholders for Series C and Series C1 preferred stock, Series C-1 warrants exercised and our Initial Public Offering.

For the year ended December 31, 2020, net cash provided by financing activities was $1,211,700, consisting primarily of funds raised from shareholders for Series C and warrant exercised.

Critical Accounting Policies and Estimate

• Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

• Use of Estimates and Assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts, assumptions used in assessing right of use assets, valuation and useful lives of intangible assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, business acquisition allocation of purchase consideration, and deferred tax valuation allowance.

•  Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

• Business Combinations

The Company follows Accounting Standards Codification (“ASC”) ASC Topic 805, Business Combinations (“ASC 805”) and ASC Topic 810-10-65, Consolidation. ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC Topic 805, all business combinations are accounted for by applying the acquisition method. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Table of Contents	44

• Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

• Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in two reportable operating segments: (i) e-commerce and (ii) Merchant POS.

• Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2021 and 2020, the cash and cash equivalent was amounted to $23,264,777 and $506,666, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which does not exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $13,699,082 and $208,635 in parent entity as of December 31, 2021 and 2020, respectively. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

• Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, the allowance for doubtful accounts amounted to $0 and $0, respectively.

• Prepaid Expenses

Prepaid expenses represent future expenses paid in advance , until the associated benefits are realized, the future expense remains at current asset within the next twelve months and non-current asset after twelve months.. Since prepaid expenses are categorized as “current and non-current” assets, the benefits associated with the products or services paid for upfront are expected to be used for the next twelve months and after. Once the benefits of the assets are gradually realized, the prepaid expense is reduced as the asset is expensed off on the statement of operations.

Table of Contents	45

 • Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the years ended December 31, 2021 and 2020, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $221,068 and $0 at December 31, 2021 and 2020, respectively.

•  Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Renovation	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•  Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

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

The Company generates its revenues from a diversified a mix of e-commerce activities (B2C) and the services providing to merchants for their business growth (B2B), which are operated under two business segments of e-Commerce (previously mentioned as Consumer Facing Business) and Merchant POS (previously mentioned as Merchant Facing Business).

The Company’s performance obligation includes providing the connectivity among merchants and consumers, generally through an online ordering platform. The platform allows merchants to create account, place menu and track their sale reports on the merchant facing application. The platform also allows the consumers to create account and make orders from merchants on the consumer facing application. The platform allows delivering company to accept online delivery request and ship order from merchant to consumer.

The Company also has online lifestyle platform to enable the consumers to purchase high-end brands of all categories under its own brand name of “Leflair”. Under the deployment of the Company’s smart search engine, consumers search or review their favorite brands among hundreds of choices in Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The platform also allows consumers to order from hundreds of vendor choices with personalized promotions based on purchase history and location. The platform has also partnered up with a Vietnam-based delivery company, Tikinow, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers can place orders for delivery or collect at the Company’s logistics center.

Table of Contents	46

e-Commerce mainly offers lifestyle platform under the brand name of “Leflair”, as follows:-

1)	Customer placed orders on the website / app, sales orders report will be generated in the system. The Company will inform its business partners proceed to packaging to the logistic partner warehouse and therefore, logistic partner delivered to the end customer. The sales is recognized when the delivery is completed by the shipper to the end customer. Sale of products are offered with a limited right of return ranging from 3 to 30 days, from the date of purchase and not subject to no product warranty. The Company is principal in this e-commerce transaction and reported revenue in gross basis as the Company takes the responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products.

During the years ended December 31, 2021 and 2020, the Company has generated the revenue of $482,002 and $0 respectively, in the Lifestyle sector.

Merchant POS offers both software and hardware products and services, as follows:-

Software sales consist of:

1)	Subscription fees consist of the fees that the Company charge merchants to get on the Merchant Marketing Program.
2)	The Company provides optional add-on software services which includes Analytics and Chat box capabilities at a fixed fee per month.
3)	The Company collects commissions when they sell third party hardware and equipment (cashier stations, waiter tablets and printers) to merchants.

During the years ended December 31, 2021 and 2020, the Company has generated $37,481 and $48,287, respectively revenue from this stream.

Hardware sales — the Company generally is involved with the sale of on-premise appliances and end-point devices. The single performance obligation is to transfer the hardware product (which is to be installed with its licensed software integral to the functionality of the hardware product). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. It is concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. Payments for hardware contracts are generally due 30 to 90 days after shipment of the hardware product.

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC Topic 606-10 Revenue Recognition – Revenue from Contracts with Customers, when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC Topic 606-10 are present in the arrangement, revenue is recognized net of related direct costs.

Software subscription — The Company’s performance obligation includes providing connectivity to software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s software sale arrangements grant customers the right to access and use the software products which are to be installed with the relevant hardware for connectivity at the outset of an arrangement, and to be entitled to both technical support and software upgrades and enhancements during the term of the agreement. The term of the subscription period is generally 12 months, with the automatic renewal of another one year, and the subscription license service is billed monthly, quarterly or annually. Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Payments are generally due 30 to 90 days after delivery of the software licenses.

Table of Contents	47

The Company records its revenues, net of value added taxes (“VAT”), which is levied at the rate of 10% on the invoiced value of sales.

Contract assets

In accordance with ASC Topic 606-10-45-3, contract asset is when the Company’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. The Company will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

There were no contract assets at December 31, 2021 and 2020.

Contract liabilities

In accordance with ASC Topic 606-10-45-2, a contract liability is Company’s obligation to transfer goods or services to a customer when the customer prepays consideration or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $25,229 and $18,646 as of December 31, 2021 and 2020, respectively.

• Software development costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC Topic 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company also expenses website costs as incurred.

Research and development expenditures in the development of its own software are charged to operations as incurred. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are immaterial. For the years ended December 31, 2021 and 2020, the software development costs were $95,809 and $165,514, respectively.

• Cost of Sales

Cost of sales under online ordering consist of the cost of merchandizes ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

Cost of sales under software sales consist of the cost of software and payroll, which are directly attributable to the sales of software.

Cost of sales under hardware sales consist of the cost of hardware and payroll, which are directly attributable to the sales of hardware.

• Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers which are borne by the Company’s suppliers or distributors for merchant POS business.

Except for e-Commerce business, the shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the Company are recorded in cost of sales.

Table of Contents	48

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $327,195 and $3,125 for the years ended December 31, 2021 and 2020, respectively.

• Product Warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of December 31, 2021 and 2020. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

• Income tax

The Company adopted the ASC Topic 740 Income Tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

The Company and its wholly-owned foreign subsidiary is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

• Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the years ended December 31, 2021 and 2020.

• Foreign currencies translation and transactions

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore and India and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”) and Indian Rupee (“INR), respectively, which are the functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Shareholders’ equity is translated using the historical rates. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Table of Contents	49

Translation of amounts from SGD into US$ has been made at the following exchange rates for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Period-end SGD$:US$ exchange rate	$0.7409	$0.7564
Period average SGD$:US$ exchange rate	$0.7404	$0.7251

Translation of amounts from VND into US$ has been made at the following exchange rates for the year ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Period-end VND$:US$ exchange rate	$0.000044	$0.000043
Period average VND$:US$ exchange rate	$0.000043	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the year ended December, 2021 and 2020:

	December 31, 2021	December 31, 2020
Period-end INR:US$ exchange rate	$0.01343	$0.01371
Period average INR:US$ exchange rate	$0.01352	$0.01353

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

Foreign Exchange Loss (Gain). We recorded a foreign exchange gain of $19,241 for the year ended December, 2021 as compared to a gain of $1,480 for the year ended December 31, 2020. Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Singapore is re-measured at the period-end to Singapore Dollar amount if it has not been settled previously. The foreign exchange loss for the year ended December 31, 2021 was due to a decrease in the value of the Singapore Dollar compared to the U.S. Dollar. From year 2020 to year 2021, the Singapore dollar to the U.S. Dollar decreased 1.86%. At December 31, 2021, the exchange rate was 0.740897 as compared to 0.754970 at December 31, 2020. In addition, a U.S. Dollar transaction which occurs in India is re-measured at the period-end to Indian Rupee amount if it has not been settled previously. The foreign exchange loss for the year ended December 31, 2021 was due to a decrease in the value of the Indian Rupee compared to the U.S. Dollar. From year 2020 year 2021, the Indian Rupee to the U.S. Dollar decreased 1.61%. At December 31, 2021, the exchange rate was 0.01343 as compared to 0.01365 at December 31, 2020. A U.S. Dollar transaction which occurs in Vietnam is re-measured at the period-end to Vietnamese Dong amount if it has not been settled previously. The foreign exchange gain for the year ended December 31, 2021 was due to an increase in the value of the Vietnamese Dong compared to the U.S. Dollar. From year 2020 to year 2021, the Vietnamese Dong to the U.S. Dollar increased 2.32%. At December 31, 2021, the exchange rate was 0.000044 as compared to 0.000043 at December 31, 2020.

Table of Contents	50

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

• Earnings Per Share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the years.

For the years ended December 31, 2021 and 2020, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

	Years ended December 31,
	2021	2020
Net loss attributable to Society Pass Incorporated	$(34,765,145)	$(3,827,988)
Weighted average common shares outstanding – Basic and diluted	9,443,741	6,990,131
Net loss per share – Basic and diluted	$(3.68)	$(0.56)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2021	2020
Series A Convertible Preferred Stock (a)	—	8,000
Series B Convertible Preferred Stock	—	764,600
Series B-1 Convertible Preferred Stock	—	48,000
Series C Convertible Preferred Stock	—	108,600
Series C-1 Convertible Preferred Stock	—	865,500
Options to purchase common stock (b)	1,945,270	—
Warrants granted to underwriter	144,445	—
Warrants granted with Series C-1 Convertible Preferred Stock (c)	1,158,000	614,100
Total of common stock equivalents	3,247,715	2,408,600

Table of Contents	51

(a)	The Series A the conversion formula is aggregate Stated Value divided by IPO price (State Value for each Series A preferred shares is $1,000). These are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.
(b)	The Board of Directors have approved a 10-years option at an exercise price of $6.49 per share that will be exercisable at any time.
(c)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

• Leases

The Company adopted Topic 842, Leases (“ASC 842”) to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Early adoption, including adoption in an interim period, is permitted. A termination of a lease before the expiration of the lease term shall be accounted for by the lessee by removing the right-of-use asset and lease liability, with profit or loss recognized for the difference.

When a lease is terminated before the expiration of the lease term, irrespective of whether the lease is classified as a finance lease or an operating lease, the lessee would derecognize the ROU asset and corresponding lease liability. Any difference would be recognized as a gain or loss related to the termination of the lease. Similarly, if a lessee is required to make any payments or receives any consideration when terminating the lease, it would include such amounts in the determination of the gain or loss upon termination.

As of December 31, 2021 and 2020, the Company recorded the right of use asset of $627,968 and $79,109 respectively.

• Retirement Plan Costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based Compensation

Pursuant to ASU 2018-07, the Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2021, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense with an offset to preferred or December 31, 2021 and 2020, the stock-based compensations are recorded in the General and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss.”

Table of Contents	52

• Common Stocks Awards

The Company grants common stock awards to employees and non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided is recorded in the general and administrative expenses and charged to the same account as if such settlements had been made in cash. The fair value of the Common Stock Awards to the Company’s director was estimated using a Black-Scholes Option Pricing Model.

• Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its Preferred stock and common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using a Black-Scholes Option Pricing Model as of the measurement date. The Company uses a Black-Scholes option model to estimate the fair value of compensation warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period, or at the date of issuance, if there is not a service period.

• Related Parties

The Company follows the ASC Topic 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

• Commitments and contingencies

The Company follows the ASC Topic 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

Table of Contents	53

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

• Fair value of financial instruments

The Company follows ASC Topic 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

Table of Contents	54

• Recent accounting pronouncements

From time to time, new accounting pronouncements are issued the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company has evaluated and the adoption of this standard does not have a material impact on its financial position, results of operations or cash flows.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Table of Contents	55

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

Off-Balance Sheet Arrangements

None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy. Nonetheless, if our costs were to become subject to inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

The virus causing COVID-19 has spread rapidly worldwide and threatens millions of lives. What is clear is the world has to adapt to a new way of life that will place even more focus on technology to navigate the brave new world in the future. We do not believe that there is any impact of seasonality on our business. We continue to monitor the impact to minimize its effects.

Table of Contents	56

Item 8. Financial Statements and Supplementary Data.

SOCIETY PASS INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2021 and 2020

Table of Contents	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Society Pass Incorporated and subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Society Pass Incorporated and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related statements of operations, other comprehensive loss, equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes and schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the United States Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/RBSM LLP

We have served as the Company’s auditor since 2020

PCAOB ID 587

New York, NY

March 28, 2022

Table of Contents	58

SOCIETY PASS INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$23,264,777	$506,666
Accounts receivable, net	52,588	1,897
Inventories	221,068	—
Deposits, prepayments and other receivables	6,094,254	60,532
Total current assets	29,632,687	569,095
Non-current assets:
Deposits, prepayments and other receivables	858,667	—
Intangible assets, net	4,000,000	7,200,000
Property, plant and equipment, net	57,035	18,069
Right of use assets, net	627,968	79,109
Total non-current assets	5,543,670	7,297,178
TOTAL ASSETS	$35,176,357	$7,866,273

LIABILITIES AND EQUITY
Current liabilities:
Accounts payables	$261,907	$54,256
Contract liabilities	25,229	18,646
Accrued liabilities and other payables	813,598	677,572
Contingent service payable	—	633,000
Due to related parties	524,763	1,571,737
Operating lease liabilities	218,077	36,752
Due to first insurance funding	596,047	—
Total current liabilities	2,439,621	2,991,963
Non-current liabilities
Operating lease liabilities	411,053	46,453
TOTAL LIABILITIES	2,850,674	3,038,416

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,920,000 shares undesignated as of December 31, 2021 and 2020, respectively	—	—
Series A shares: 10,000 shares designated; 0 and 8,000 Series A shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	8,000,000
Series B shares: 10,000 shares designated; 0 and 2,548 Series B shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	3,412,503
Series B-1 shares: 15,000 shares designated; 0 and 160 Series B-1 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	466,720
Series C shares: 15,000 shares designated; 0 and 362 Series C shares issued and outstanding as of December 31, 2021 and 2020, respectively, net of issuance cost	—	2,151,706
Series C-1 shares: 30,000 shares designated; 0 and 2,885 Series C-1 shares issued and outstanding as of December 31, 2021 and 2020, respectively, net of issuance cost	—	1,211,700

EQUITY (DEFICIT)
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 0 Series X shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common shares; $0.0001 par value, 95,000,000 shares authorized; 19,732,406 and 7,413,600 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,973	742
Additional paid-in capital	79,833,290	2,227,033
Accumulated other comprehensive loss	(54,340)	(55,236)
Accumulated deficit	(47,352,456)	(12,587,311)
Total equity (deficit) attributable to Society Pass Incorporated	32,428,467	(10,414,772)
Non-controlling interest	(102,784)	—
TOTAL EQUITY (DEFICIT)	32,325,683	(10,414,772)
TOTAL LIABILITIES AND EQUITY	$35,176,357	$7,866,273

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	59

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020
Revenue, net
Sales – online ordering	$482,002	$—
Software sales	37,481	48,287
Hardware sales	402	4,166
Total revenue	519,885	52,453

Cost of sales:
Cost of online ordering	(407,662)	—
Software sales	(302,813)	(79,108)
Hardware sales	(208)	(9,556)
Total cost of revenue	(710,683)	(88,664)

Gross loss	(190,798)	(36,211)

Operating expenses:
Sales and marketing expenses	(327,195)	(3,125)
Software development costs	(95,809)	(165,514)
Impairment loss	(200,000)	(16,375)
General and administrative expenses	(33,398,401)	(3,529,022)
Total operating expenses	(34,021,405)	(3,714,036)

Loss from operations	(34,212,203)	(3,750,247)

Other income (expense):
Change in contingent service payable	—	(30,198)
Gain from early lease termination	2,454	—
Interest income	116	19
Interest expense	(41,514)	(48,989)
Loss on settlement of litigation	(550,000)	—
Warrant modification expense	(58,363)	—
Other income	5,906	9,759
Total other expense	(641,401)	(69,409)

Loss before income taxes	(34,853,604)	(3,819,656)

Income taxes	(11,136)	(8,332)

NET LOSS	(34,864,740)	(3,827,988)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(99,595)	—

NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(34,765,145)	$(3,827,988)

Other comprehensive loss:
Net loss	(34,864,740)	(3,827,988)
Foreign currency translation adjustment	(2,293)	(59,224)
COMPREHENSIVE LOSS	$(34,867,033)	$(3,887,212)

Net loss attributable to non-controlling interest	(99,595)	—
Foreign currency translation adjustment attributable to non-controlling interest	(3,189)	—
Comprehensive loss attributable to Society Pass Incorporated	$(34,764,249)	$(3,887,212)

Net loss per share attributable to Society Pass Incorporated :
– Basic	$(3.68)	$(0.56)
– Diluted	$(3.68)	$(0.56)

Weighted average common shares outstanding:
– Basic	9,443,741	6,990,131
– Diluted	9,443,741	6,990,131

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	60

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interests	Total equity (deficit)
Balance as of January 1, 2020	—	—	68,47,200	$685	$17,04,944	$3,988	$(8,759,323)	—	$(7,049,706)
Issuance of common stock for services		—	5,45,400	55	4,73,448	—	—	—	4,73,503
Common stock issued for warrants exercised			21,000	2	—	—	—		2
Imputed interest			—	—	48,641	—	—		48,641
Net loss for the period			—	—	—	—	(3,827,988)		(3,827,988)
Foreign currency translation adjustment			—	—	—	(59,224)	—		(59,224)
Balance as of December 31, 2020	—	—	74,13,600	$742	$22,27,033	$(55,236)	$(12,587,311)	—	$(10,414,772)

	Preferred Stock		Common stock
	Number of share	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Non-controlling interests	Total equity (deficit)
Balance as of January 1, 2021	—	$—	7,413,600	$742	$2,227,033	$(55,236)	$(12,587,311)	$—	$(10,414,772)
Imputed interest	—	—	—	—	36,381	—	—	—	36,381
Shares issued for services	—	—	459,300	46	3,513,598	—	—	—	3,513,644
Stock awards issued for services	—	—	814,950	81	2,804,945	—			2,805,026
Shares issued for accrued salaries	—	—	1,157,630	116	960,718	—	—	—	960,834
Loss on fair value of shares issued for accrued salaries	—	—	—	—	2,894,075	—	—	—	2,894,075
Share cancellation	—	—	(150,000)	(15)	15	—	—	—	—
Sale of units in initial public offering (net of expense)	—	—	3,125,000	312	25,446,842	—	—	—	25,447,154
Conversion of preferred stock to common stock upon IPO closing	—	—	6,362,089	636	25,768,792	—	—	—	25,769,428
Fair value of stock option granted for director’s bonus	—	—	—	—	12,159,652	—	—	—	12,159,652
Shares issued to acquire non-controlling interest	—	—	277,409	28	(28)	—	—	—	—
Share issued upon the exercise of warrant	—	—	20,700	2	28,978	—	—	—	28,980
Share issued for consultancy fee and salaries	—	—	251,728	25	2,489,786	—	—	—	2,489,811
Share issued for director	3,500	—	—	—	—	—	—	—	—
Forgiveness of related party debt	—	—	—	—	1,444,140	—	—	—	1,444,140
Preferred stock C1 warrant modification related expense	—	—	—	—	58,363	—	—	—	58,363
Foreign currency translation adjustment	—	—	—	—	—	896	—	(3,189)	(2,293)
Net loss for the period	—	—	—	—	—	—	(34,765,145)	(99,595)	(34,864,740)
Balance as of December 31, 2021	3,500	$—	19,732,406	$1,973	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$32,325,683

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	61

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,864,740)	$(3,827,988)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,210,448	808,150
Gain from early lease termination	(2,454)	—
Impairment loss	200,000	16,375
Imputed interest	36,381	48,641
Financing charges – first insurance funding	5,023	—
Loss on settlement of litigation	550,000	—
Stock based compensation for services	25,889,909	1,027,057
Warrant modification expense (non-cash)	58,363	—
Written-off of inventories	—	5,561
Change in contingent service payable	—	30,198
Change in operating assets and liabilities:
Accounts receivable	(50,691)	8,871
Inventories	(221,068)	(5,428)
Deposits, prepayments and other receivables	(6,149,889)	(16,322)
Contract liabilities	6,583	(1,197)
Accounts payables	207,651	3,472
Accrued liabilities and other payables	(413,974)	273,748
Advances to related parties	725,000	373,625
Right of use assets	73,798	26,925
Operating lease liabilities	(74,278)	(22,957)
Net cash used in operating activities	(10,813,938)	(1,251,269)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(46,837)	—
Purchase of investment assets	(200,000)	—
Net cash used in investing activities	(246,837)	—

Cash flows from financing activities:
Proceeds from the issuance of preferred stock and exercise of warrants into preferred stock	8,528,079	1,211,700
Proceeds from public offering, net of offering expenses	25,447,154	—
Repayment of loan	(151,476)	—
Net cash provided by financing activities	33,823,757	1,211,700
Effect of exchange rate change on cash and cash equivalents	(4,871)	(60,256)
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,758,111	(99,825)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	506,666	606,491
CASH AND CASH EQUIVALENT AT END OF YEAR	$23,264,777	$506,666

Supplemental disclosure of cash flow information:
Cash paid for interest	$110	$—
Cash paid for income tax	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Impact of adoption of ASC Topic 842 - lease obligation and ROU asset	$653,457	$52,225
Waiver of related party debt accounted as capital transaction	$1,444,140	$—
Fair value of preferred stock issued for services	$2,469,342	$—
Fair value of preferred stock accounted and included for issuance cost	$441,842	$—
Common stock issued for accrued salaries	$960,834	$—
Share cancellation	$15	$—
Prepaid insurance financed by first insurance funding	$742,500	$—
Common stock issued for the conversion of preferred stock	$25,769,428	$—
Derecognized lease ROU assets and lease liability on early termination	$30,800	$—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	62

SOCIETY PASS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

NOTE－1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the “Company”) is incorporated in State of Nevada on June 22, 2018 under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company through its subsidiaries, mainly sells and distributes the hardware and software of Point of Sales (POS) application in Vietnam.

On February 10, 2021, the Company effected a 750 for 1 stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares and par value remain unchanged. All share and per share information in this financial statements and its footnotes have been retroactively adjusted for the years presented, unless otherwise indicated, to give effect to the forward stock split.

On September 21, 2021, the Company effected a 1 for 2.5 stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares and par value remain unchanged. All share and per share information in this financial statements and its footnotes have been retroactively adjusted for the years presented, unless otherwise indicated, to give effect to the reverse stock split.

An additional result of the stock split was that the stated value of preferred stock, the number of designated shares and outstanding shares of each series of preferred stock was unchanged in accordance to the respective certificate of designations. The number of authorized shares of preferred stock remained unchanged.

The registration statement for the Company’s Initial Public Offering became effective on November 8, 2021. On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC, related to the offering of 2,888,889 shares of the Company’s common stock (the “Firm Share”), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the “Option Shares”) to cover over-allotments. The Company raised $26,000,001 and $2,124,999 from its initial public offering and from the additional sale of the Option Shares, respectively.

Description of subsidiaries incorporated by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	State of Nevada, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India, February 5, 2019	Computer sciences consultancy and data analytics	INR1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SG$1,250,000	95%
SOPA Technology Company Limited	Vietnam, October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Hottab Pte Ltd. (HPL)	Singapore, January 17, 2015	Software development and marketing for the F&B industry	SG$620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam, April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Hottab Asset Company Limited	Vietnam, July 25, 2019	Sale of POS hardware and software	VND 5,000,000,000	100%
Leflair Incorporated	United States, December 07, 2021	Investment holding	US$1	100%
SOPA Capital Limited	United Kingdom, December 07, 2021	Investment holding	£1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

Table of Contents	63

NOTE－2 LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, the Company had cash balances of $23,264,777, a working capital surplus of $27,193,066 and accumulated deficit $47,352,456. For the year ended December 31, 2021, the Company had a net loss of $34,864,740 and net cash used by operating activities of $10,813,938. Net cash used by investing activities was $246,837. Net cash provided by financing activities was $33,823,757, resulting principally from $25,447,154 net proceeds from IPO public offering and $8,528,079 net proceeds from the issuance of preferred stock and C1 warrants exercised. The Company also repaid $151,476 of First Insurance Funding loan during 2021.

Subsequently, in February 2022, the Company filed the registration statement in connection with its underwritten public offering of 3,484,845 shares of common stock and accompanying warrants to purchase up to 3,484,845 shares of common stock, for aggregate gross proceeds of approximately US$11.5 million. Upon the closing, the Company received net proceeds of approximately $10.7 million, net of issuance cost. The Company believes that cash balances following the capital infusion are adequate to meet the Company’s cash requirements for the next twelve months.

The Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance. In parallel, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s business development activities, general and administrative expenses and growth strategy.

COVID-19 (Delta and Omicron variants)

Due to the current or future resurgence of the pandemic (including the potential emergence of new and more transmissible variants, such as the Delta and Omicron variants), it has significantly impacted health and economic conditions throughout Vietnam, Singapore and Southeast Asia. National, regional and local governments took a variety of actions to contain the spread of COVID-19, including office and store closures, quarantining suspected COVID-19 patients, and capacity limitations. These developments have significantly impacted the results of operations, financial condition and cash flows of the Company included in this reporting. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

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

Table of Contents	64

NOTE－3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

• Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

• Use of Estimates and Assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts, assumptions used in assessing right of use assets, valuation and useful lives of intangible assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, business acquisition allocation of purchase consideration, and deferred tax valuation allowance.

• Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

• Business Combinations

The Company follows Accounting Standards Codification (“ASC”) ASC Topic 805, Business Combinations (“ASC 805”) and ASC Topic 810-10-65, Consolidation. ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC Topic 805, all business combinations are accounted for by applying the acquisition method. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Table of Contents	65

• Noncontrolling interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

• Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in two reportable operating segments: (i) e-commerce and (ii) Merchant POS.

• Cash and Cash Equivalent

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2021 and 2020, the cash and cash equivalent was amounted to $23,264,777 and $506,666, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which does not exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $13,699,082 and $208,635 in parent entity as of December 31, 2021 and 2020, respectively. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

• Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, the allowance for doubtful accounts amounted to $0 and $0, respectively.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the years ended December 31, 2021 and 2020, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $221,068 and $0 at December 31, 2021 and 2020, respectively.

• Prepaid Expenses

Prepaid expenses represent future expenses paid in advance , until the associated benefits are realized, the future expense remains at current asset within the next twelve months and non-current asset after twelve months.. Since prepaid expenses are categorized as “current and non-current” assets, the benefits associated with the products or services paid for upfront are expected to be used for the next twelve months and thereafter. Once the benefits of the assets are gradually realized, the prepaid expense is reduced as the asset is expensed off on the statement of operations.

Table of Contents	66

• Property, Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Schedule of Expected useful life

Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Renovation	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

• Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as intangible assets and property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

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

The Company generates its revenues from a diversified a mix of e-commerce activities (B2C) and the services providing to merchants for their business growth (B2B), which are operated under two business segments of e-Commerce (previously mentioned as Consumer Facing Business) and Merchant POS (previously mentioned as Merchant Facing Business).

The Company’s performance obligation includes providing the connectivity among merchants and consumers, generally through an online ordering platform. The platform allows merchants to create account, place menu and track their sale reports on the merchant facing application. The platform also allows the consumers to create account and make orders from merchants on the consumer facing application. The platform allows delivering company to accept online delivery request and ship order from merchant to consumer.

The Company also has online lifestyle platform to enable the consumers to purchase high-end brands of all categories under its own brand name of “Leflair”. Under the deployment of the Company’s smart search engine, consumers search or review their favorite brands among hundreds of choices in Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The platform also allows consumers to order from hundreds of vendor choices with personalized promotions based on purchase history and location. The platform has also partnered up with a Vietnam-based delivery company, Tikinow, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers can place orders for delivery or collect at the Company’s logistics center.

Table of Contents	67

e-Commerce mainly offers lifestyle platform under the brand name of “Leflair”, as follows:-

1)	Customer placed orders on the website / app, sales orders report will be generated in the system. The Company will inform its business partners proceed to packaging to the logistic partner warehouse and therefore, logistic partner delivered to the end customer. The sales is recognized when the delivery is completed by the shipper to the end customer. Sale of products are offered with a limited right of return ranging from 3 to 30 days, from the date of purchase and not subject to no product warranty. The Company is considered as a principal in this e-commerce transaction and reported revenue in gross basis as the Company takes the responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products.

During the years ended December 31, 2021 and 2020, the Company has generated the revenue of $482,002 and $0 respectively, in the Lifestyle sector.

Merchant POS offers both software and hardware products and services, as follows:-

Software sales consist of:

1)	Subscription fees consist of the fees that the Company charge merchants to get on the Merchant Marketing Program.
2)	The Company provides optional add-on software services which includes Analytics and Chat box capabilities at a fixed fee per month.
3)	The Company collects commissions when they sell third party hardware and equipment (cashier stations, waiter tablets and printers) to merchants.

During the years ended December 31, 2021 and 2020, the Company has generated $37,481 and $48,287, respectively revenue from this stream.

Hardware sales — the Company generally is involved with the sale of on-premise appliances and end-point devices. The single performance obligation is to transfer the hardware product (which is to be installed with its licensed software integral to the functionality of the hardware product). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. It is concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. Payments for hardware contracts are generally due 30 to 90 days after shipment of the hardware product.

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC Topic 606-10 Revenue Recognition – Revenue from Contracts with Customers, when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC Topic 606-10 are present in the arrangement, revenue is recognized net of related direct costs.

Software subscription fee — The Company’s performance obligation includes providing connectivity to software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s software sale arrangements grant customers the right to access and use the software products which are to be installed with the relevant hardware for connectivity at the outset of an arrangement, and to be entitled to both technical support and software upgrades and enhancements during the term of the agreement. The term of the subscription period is generally 12 months, with the automatic renewal of another one year, and the subscription license service is billed monthly, quarterly or annually. Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Payments are generally due 30 to 90 days after delivery of the software licenses.

Table of Contents	68

The Company records its revenues, net of value added taxes (“VAT”), which is levied at the rate of 10% on the invoiced value of sales.

Contract assets

In accordance with ASC Topic 606-10-45-3, contract asset is when the Company’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. The Company will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

There were no contract assets at December 31, 2021 and 2020.

Contract liabilities

In accordance with ASC Topic 606-10-45-2, a contract liability is Company’s obligation to transfer goods or services to a customer when the customer prepays consideration or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $25,229 and $18,646 at December 31, 2021 and 2020, respectively.

• Software Development Costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC Topic 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company also expenses website costs as incurred.

Research and development expenditures in the development of its own software are charged to operations as incurred. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are immaterial. For the years ended December 31, 2021 and 2020, the software development costs were $95,809 and $165,514, respectively.

• Cost of Sales

Cost of sales under online ordering consist of the cost of merchandizes ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

Cost of sales under software sales consist of the cost of software and payroll, which are directly attributable to the sales of software.

Cost of sales under hardware sales consist of the cost of hardware and payroll, which are directly attributable to the sales of hardware.

Table of Contents	69

• Shipping and Handling Costs

No shipping and handling costs are associated with the distribution of the products to the customers which are borne by the Company’s suppliers or distributors for merchant POS business.

Except for e-Commerce business, the shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the Company are recorded in cost of sales.

• Sales and Marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $327,195 and $3,125 for the years ended December 31, 2021 and 2020, respectively.

• Product Warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of December 31, 2021 and 2020. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

• Income Tax

The Company adopted the ASC Topic 740 Income Tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

The Company and its wholly-owned foreign subsidiary, are subject to income taxes in the jurisdictions in which it operates individually. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

• Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the years ended December 31, 2021 and 2020.

Table of Contents	70

• Foreign Currencies Translation and Transactions

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore and India and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”) and Indian Rupee (“INR”), respectively, which are the functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Shareholders’ equity is translated using the historical rates. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Translation of amounts from SGD into US$ has been made at the following exchange rates for the years ended December 31, 2021 and 2020:

Schedule of Foreign currencies translation and transactions

	December 31, 2021	December 31, 2020
Period-end SGD:US$ exchange rate	$0.7409	$0.7564
Period average SGD:US$ exchange rate	$0.7404	$0.7251

Translation of amounts from VND into US$ has been made at the following exchange rates for the years December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Period-end VND:US$ exchange rate	$0.000044	$0.000043
Period average VND:US$ exchange rate	$0.000043	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Period-end INR:US$ exchange rate	$0.01343	$0.01371
Period average INR:US$ exchange rate	$0.01352	$0.01353

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

Foreign Exchange Loss (Gain). We recorded a foreign exchange gain of $19,241 for the year ended December, 2021 as compared to a gain of $1,480 for the year ended December 31, 2020.   Foreign exchange gains and losses are primarily unrealized (non-cash) in nature and results from the re-measuring of specific transactions and monetary accounts in a currency other than the functional currency. For example, a U.S. Dollar transaction which occurs in Singapore is re-measured at the period-end to Singapore Dollar amount if it has not been settled previously. The foreign exchange loss for the year ended December 31, 2021 was due to a decrease in the value of the Singapore Dollar compared to the U.S. Dollar. From year 2020 to year 2021, the Singapore Dollar to the U.S. Dollar decreased 1.86%. At December 31, 2021, the exchange rate was 0.7409 as compared to 0.7564 at December 31, 2020. In addition, a U.S. Dollar transaction which occurs in India is re-measured at the period-end to Indian Rupee amount if it has not been settled previously. The foreign exchange loss for the year ended December 31, 2021 was due to a decrease in the value of the Indian Rupee compared to the U.S. Dollar. From year 2020 year 2021, the Indian Rupee to the U.S. Dollar decreased 1.61%. At December 31, 2021, the exchange rate was 0.01343 as compared to 0.01371 at December 31, 2020. A U.S. Dollar transaction which occurs in Vietnam is re-measured at the period-end to Vietnamese Dong amount if it has not been settled previously. The foreign exchange gain for the year ended December 31, 2021 was due to an increase in the value of the Vietnamese Dong compared to the U.S. Dollar. From year 2020 to year 2021, the Vietnamese Dong to the U.S. Dollar increased 2.32%. At December 31, 2021, the exchange rate was 0.000044 as compared to 0.000043 at December 31, 2020.

Table of Contents	71

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

• Earnings Per Share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the years.

For the years ended December 31, 2021 and 2020, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share

	Years ended December 31,
	2021	2020
Net loss attributable to Society Pass Incorporated	$(34,765,145)	$(3,827,988)
Weighted average common shares outstanding – Basic and diluted	9,443,741	6,990,131
Net loss per share – Basic and diluted	$(3.68)	$(0.56)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued

	Years ended December 31,
	2021	2020
Series A Convertible Preferred Stock (a)	—	8,000
Series B Convertible Preferred Stock	—	764,400
Series B-1 Convertible Preferred Stock	—	48,000
Series C Convertible Preferred Stock	—	108,600
Series C-1 Convertible Preferred Stock	—	865,500
Options to purchase common stock (b)	1,945,270	—
Warrants granted to underwriter	144,445	—
Warrants granted with Series C-1 Convertible Preferred Stock (c)	1,158,000	614,100
Total of common stock equivalents	3,247,715	2,408,600

Table of Contents	72

(a)	The Series A the conversion formula is aggregate Stated Value divided by IPO price (State Value for each Series A preferred shares is $1,000). These are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.
(b)	The Board of Directors have approved a 10-years option at an exercise price of $6.49 per share that will be exercisable at any time.
(c)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

• Leases

The Company adopted Topic 842, Leases (“ASC 842”) to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

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

In accordance with the guidance in ASC Topic 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Early adoption, including adoption in an interim period, is permitted. A termination of a lease before the expiration of the lease term shall be accounted for by the lessee by removing the right-of-use asset and lease liability, with profit or loss recognized for the difference.

When a lease is terminated before the expiration of the lease term, irrespective of whether the lease is classified as a finance lease or an operating lease, the lessee would derecognize the ROU asset and corresponding lease liability. Any difference would be recognized as a gain or loss related to the termination of the lease. Similarly, if a lessee is required to make any payments or receives any consideration when terminating the lease, it would include such amounts in the determination of the gain or loss upon termination.

As of December 31, 2021 and 2020, the Company recorded the right of use asset of $627,968 and $79,109 respectively.

• Retirement Plan Costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

Table of Contents	73

• Share-based Compensation

Pursuant to ASU 2018-07, the Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2021, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense with an offset to preferred or December 31, 2021 and 2020, the stock-based compensations are recorded in the General and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss.”

• Common Stock Awards

The Company grants common stock awards to employees and non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided is recorded in the general and administrative expenses and charged to the same account as if such settlements had been made in cash. The fair value of the Common Stock Awards to the Company’s director was estimated using a Black-Scholes Option Pricing Model.

• Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its Preferred stock and common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using a Black-Scholes Option Pricing Model as of the measurement date. The Company uses a Black-Scholes option model to estimate the fair value of compensation warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period, or at the date of issuance, if there is not a service period.

• Related Parties

The Company follows the ASC Topic 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Table of Contents	74

• Commitments and Contingencies

The Company follows the ASC Topic 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

• Fair Value of Financial Instruments

The Company follows ASC Topic 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

Table of Contents	75

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, contract liabilities, accrued liabilities and other payables, amounts due to related parties, approximate their fair values because of the short maturity of these instruments.

• Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company has evaluated and the adoption of this standard does not have a material impact on its financial position, results of operations or cash flows.

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

Table of Contents	76

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our consolidated Financial Statements.

NOTE－4 REVENUE

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue.

Schedule of Revenue

	Years ended December 31,
	2021	2020
Sales – online ordering	$482,002	$—
Software sales	37,481	48,287
Hardware sales	402	4,166
	$519,885	$52,453

Contract liabilities recognized was related to software sales only and the following is reconciliation for the years presented:

Schedule of Contract liabilities

	2021	2020
Contract liabilities, brought forward	$18,646	$19,843
Add: recognized as deferred revenue	44,064	47,090
Less: recognized as revenue	(37,481)	(48,287)
Contract liabilities, carried forward	$25,229	$18,646

Table of Contents	77

NOTE－5 SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	e-Commerce operates an online lifestyle platform under the brand name of “Leflair” covering a diversity of services and products, such as Fashion & Accessories, Beauty & Personal Care, and Home & Lifestyle, and managed by SOPA Technology Company Ltd, and
(ii)	Merchant POS operates the sale of hardware and software, managed by Hottab group and SOPA entities except SOPA Technology Company Ltd.

The Company’s Chief Operating Decision Maker (CODM) evaluates operating segments using the following table presents revenues and gross profits by reportable segment and asset except liability information.

Schedule of Segment Reporting

	Year Ended December 31, 2021
	e-Commerce	Merchant POS	Total
Revenue from external customers:
Sales – online ordering	$482,002	$—	$482,002
Software sales	—	37,481	37,481
Hardware sales	—	402	402
Total revenue	482,002	37,883	519,885

Cost of sales:
Cost of online ordering	(407,662)	—	(407,662)
Software sales	(254,028)	(48,785)	(302,813)
Hardware sales	—	(208)	(208)
Total cost of revenue	(661,690)	(48,993)	(710,683)

Gross loss	(179,688)	(11,110)	(190,798)

Operating Expenses
Sales and marketing expenses	(318,697)	(8,498)	(327,195)
Software development costs	—	(95,809)	(95,809)
Impairment loss	(200,000)	—	(200,000)
Depreciation	—	(10,448)	(10,448)
Amortization	—	(3,200,000)	(3,200,000)
General and administrative expenses	(203,203)	(29,984,750)	(30,187,953)
Total operating expenses	(721,900)	(33,299,505)	(34,021,405)

Loss from operations	(901,588)	(33,310,615)	(34,212,203)

Other income (expense)
Change in contingent service payable	—	—	—
Gain from early lease termination	—	2,454	2,454
Interest income	103	13	116
Interest expense	—	(41,514)	(41,514)
Loss on settlement of litigation	—	(550,000)	(500,000)
Warrant modification expense	—	(58,363)	(58,363)
Other income	2,135	3,771	5,906
Total other income (expense)	2,238	(643,639)	(641,401)

Loss before income taxes	(899,350)	(33,954,254)	(34,853,604)

Table of Contents	78

	December 31, 2021
	e-Commerce	Merchant POS	Total
Intangible assets, net	$—	$4,000,000	$4,000,000
Identifiable assets	$9,638,035	$21,538,322	$31,176,357

	December 31, 2020
	e-Commerce	Merchant POS	Total
Intangible assets, net	$—	$7,200,000	$7,200,000
Identifiable assets	$—	$666,273	$666,273

	Year Ended December 31, 2021
	e-Commerce	Merchant POS	Total
Capital Expenditure:
Purchase of property, plant, and equipment	$46,837	$—	$46,837
Total capital expenditure	$46,837	$—	$46,837

Year Ended December 31, 2020
	e-Commerce	Merchant POS	Total
Capital Expenditure:
Purchase of property, plant, and equipment	$—	$—	$—
Total capital expenditure	$—	$—	$—

	Years Ended December 31, 2020
	e-Commerce	Merchant POS	Total
Revenue from external customers:
Sales – online ordering	$—	$—	$—
Software subscription	—	48,287	48,287
Hardware sales	—	4,166	4,166
Total revenue	—	52,453	52,453

Cost of sales:
Cost of online ordering	—	—	—
Software subscription	—	(79,108)	(79,108)
Hardware sales	—	(9,556)	(9,556)
Total cost of revenue	—	(88,664)	(88,664)

Gross profit	—	(36,211)	(36,211)

Operating Expenses
Sales and marketing expenses	—	(3,125)	(3,125)
Software development costs	—	(165,514)	(165,514)
Depreciation	—	(8,150)	(8,150)
Amortization	—	(800,000)	(800,000)
Impairment loss	—	(16,375)	(16,375)
General and administrative expenses	—	(2,720,872)	(2,720,872)
Total operating expenses	—	(3,714,036)	(3,714,036)

Loss from operations	—	(3,750,247)	(3,750,247)

Other income (expense)
Change in contingent service payable	—	(30,198)	(30,198)
Gain from early lease termination	—	—	—
Interest income	—	19	19
Interest expense	—	(48,989)	(48,989)
Loss on settlement of litigation	—	—	—
Warrant modification expense	—	—	—
Other income	—	9,759	9,759
Total other expense		(69,409)	(69,409)

Loss before taxes		(3,819,656)	(3,819,656)

Table of Contents	79

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

	Years ended December 31,
	2021	2020
Indonesia	$34,830	$40,719
Vietnam	485,055	11,734
	$519,885	$52,453

NOTE－6 BUSINESS COMBINATION

On November 11, 2019, the Company completed the acquisition of 100% equity interest of Hottab Pte Limited (the “Acquisition”). The total consideration of the acquisition is 156 shares of series C convertible preferred stock, approximately $900,000, cash consideration $150,000 and additional series C convertible preferred stock approximately $558,000 . The Company accounted for the transaction as an acquisition of a business pursuant to ASC Topic805, “Business Combinations” (“ASC 805”).

Schedule of Purchase price allocations

Purchase price allocation:
Fair value of stock at closing	$900,000
Cash paid	75,000

Deferred payments- Cash	71,422
Deferred payment- shares	531,380
Less cash received	(15,337)
Purchase price	$1,562,465

The transaction was accounted for using the acquisition method. Accordingly, the goodwill from business combination is measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

The deferred payments of $633,000 were discounted using the yield on a CCC rated corporate debt for 3-month, 6-month and 9-month maturities, respectively. The implied discount is approximately $30,198, which will be amortized over the term on the payments.

The purchase price allocation resulted in $2,766,000 of goodwill, as below:

Schedule of Acquisitions of assets and liability

Acquired assets:
Trade receivables	$6,906
Other receivables	1,857
Total acquired assets	8,763
Less: Assumed liabilities
Trade payables	39,147
Accrued liabilities and other payable	68,458
Amounts due to related parties	1,080,904
Deferred revenue	23,789
Total Assumed liabilities	1,212,298
Fair value of net liabilities assumed	(1,203,535)

Goodwill recorded	2,766,000
Cash consideration allocated	$1,562,465

Table of Contents	80

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

The Acquisition was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations”. The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The goodwill is not expected to be deductible for tax purposes. The goodwill is fully impaired during the year ended December 31, 2019, because there were continuous operating losses and negative cash flows incurred subsequently. Under ASC Topic 350-20-50, the Company recognized the goodwill impairment loss by comparing the actual operating results of Hottab to the profit forecast and a negative performance is resulted.

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

On September 30, 2021, the Company served the notification to a related party that certain terms under call option agreement and side letter were no longer effective, in case of non-fulfillment with the milestone conditions as set out in the agreements amounting to $75,000 cash consideration and $558,000 equity incentive. The said amounts were written off and treated as capital transaction by crediting to the additional paid in capital as of December 31, 2021 and included under line item “forgiveness of related party debt”.

NOTE－7 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

Schedule of prepayments and other receivables

	December 31, 2021	December 31, 2020
Deposits	$68,991	$—
Prepayments	32,279	60,532
Prepayments for consultancy fee (a)	6,010,667	—
Prepayments for first insurance funding (b)	742,500	—
Value added tax	96,818	—
Other receivables	1,666	—
Total	$6,952,921	$60,532
Less: non-current portion
Prepayments for consultancy fee	(858,667)	—
Current portion	$6,094,254	$60,532
(a)	On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as Consultant to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The consideration of the service are $3,250,000 and $3,190,000. The Company’s due to China-America Culture Media Inc. balance was $3,033,334 and $0 as of December 31, 2021 and 2020, respectively. The Company’s due to New Continental Technology Inc., balance was $2,977,333 and $0 as of December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 and 2020 the Company recognized the amortization of prepaid consulting expense of $429,333 and $-0-, respectively, using the straight-line method, over a term of 15 months.
(b)

On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down payment of $247,500 (25%) and the remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022. The Company’s D&O insurance prepayment balance was $742,500 and $0 as of December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 and 2020 the Company recognized the amortization of prepaid insurance expense of $146,453 and $-0-, respectively.

Table of Contents	81

NOTE－8 INVENTORIES

	December 31, 2021	December 31, 2020
Finished goods	$221,068	$—
Less
Reserve for excess and obsolete inventory	—	—
Total Inventories	$221,068	$—

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $407,662 and $-0- incurred during the year ended December 31, 2021 and 2020, respectively. The inventories were amounted to $221,068 and $0 at December 31, 2021 and 2020, respectively.

NOTE－9 INTANGIBLE ASSETS

As of December 31, 2021 and 2020, intangible assets consisted of the following:

Schedule of intangible assets

	Useful life	December 31, 2021	December 31, 2020
At cost:
Software platform	2.5 years	$8,000,000	$8,000,000
Other intangible assets	3 – 5 years	1,725	1,725
		8,001,725	8,001,725
Less: accumulated amortization		(4,001,725)	(801,725)
		$4,000,000	$7,200,000

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

The delivered platform was further developed by the Company’s in-house technology team (based in Noida that SoPa is currently using for the loyalty platform. The platform can be downloaded from Apple store or Google play store (i.e. SoPa App) and the Company’s web version is on www.sopa.asia. The platform was completed developed on September 30, 2020 with the estimated life of 2.5 years. The platform started to be amortized from October 1, 2020.

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

Also, the owner of CVO entered into call option agreement with the CEO of the Company to sell all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 19). As a result of this option exercise, there was no accounting effect on the Company’s financial statement during the period ended December 31, 2021.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2022	$3,200,000
2023	800,000
$4,000,000

Amortization of intangible assets was $3,200,000 and $801,479 for the years ended December 31, 2021 and 2020, respectively.

Table of Contents	82

NOTE－ 10 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

Schedule of Property plant and equipment

	December 31, 2021	December 31, 2020
At cost:
Computer	$33,207	$29,206
Office equipment	16,826	1,721
Renovation	27,731	—
	77,764	30,927
Less: accumulated depreciation	(21,743)	(12,755)
Less: exchange difference	1,014	(103)
	$57,035	$18,069

Depreciation expense for the years ended December 31, 2021 and 2020 were $10,448 and $6,671, respectively.

NOTE— 11 ASSET PURCHASE AGREEMENT

On February 16, 2021, the Company subsidiary, SOPA Technology Pte Ltd (“SoPa Pte Ltd”) acquired certain e-commerce assets from Goodventures Sea Limited (“Goodventures”) pursuant to an Asset Purchase Agreement dated February 16, 2021 (the “Leflair Purchase Agreement”). The acquired assets consisted of intellectual property for it lifestyle e-commerce retail business.

As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Goodventures a total of $200,000 in cash payable in installments until April 16, 2021 and 1,500 ordinary shares of SoPa Pte Ltd by February 16, 2021, which represent 15% of the outstanding share capital of SOPA Technology Pte Ltd.

The assets acquired by SoPa Pte Ltd under the Leflair Purchase Agreement were substantially all of the assets of an online retail platform that carried the “Leflair” brand name and included a Leflair e-commerce website, Leflair iOS and Android Apps, and backend end infrastructure as well as marketing properties including a customer list and social media pages. In addition, SOPA Technology Pte Ltd acquired intellectual property such as Leflair logos, trademarks and brands.

The Company accounted for this acquisition as an asset acquisition under ASC Topic 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented.

Schedule of Asset acquisition

Acquired assets:
Intellectual property	$200,000
Less: Assumed liabilities	—
Accrued liabilities and other payable	—

Fair value of net assets acquired	200,000
Impairment loss recorded	(200,000)

Net asset value	$—

Table of Contents	83

The Company paid the purchase price of $200,000 during the year ended December 31, 2021. The purchase price of $200,000 shall be allocated amongst the intangible assets acquired, further, these intangible have a short term life as well as the quantum of the value, the company decided to expense it and accounted $200,000 as impairment loss during the year ended December 31, 2021.

The shares issued as part of this transaction do not give the holders the right to influence or control SoPa Pte Ltd. The holders do not have any special voting rights or the right to appoint any board members.

SOPA Technology Pte Ltd is a private company that was incorporated under the laws of Singapore on June 6, 2019. SOPA Technology Pte Ltd manages Society Pass Incorporated’s operating activities in SEA countries and South Asia. As a pass-through holding company, the value of the 15% interest in the SoPa Pte Ltd issued to Leflair owners has an indeterminate value and no real on the date of acquisition of Leflair value. Society Pass Incorporated recorded the issuance of the shares at the nominal par value of the shares issued to the holders. The value of the assets acquired shall be the value of the cash paid and to be paid to the sellers. On October 1, 2021, the Company, SOPA Technology Pte Ltd and stockholders of Goodventures has made a share exchange agreement in exchange the 15% of SOPA Technology Pte shares for shares of SoPa common stock at IPO price. As full consideration for the sale, assignment, transfer and delivery of the Shares by the stockholders to the Company, the Company shall issue to the stockholders at the closing a number of shares of SoPa common stock equal to the quotient obtained by dividing $3,750,000, approximately $9 per share by the offering price of the Company common stock in Company’s initial public offering. Upon the written consent with certain stockholders of Goodventures, 10% of 15% shareholding in SoPa Pte was Ltd agreed to exchange for 277,409 shares of the Company’s common stock, for accounting purpose the same was considered as capital transaction and recorded at par value. Accordingly, the noncontrolling interest was reduced to 5% shareholding of SOPA Technology Pte Ltd. The corresponding losses in SOPA Technology Pte Ltd for the year ended December 31, 2021 were allocated to the remaining 5% noncontrolling interest and the noncontrolling interest balance was amounted to $102,784 as of December 31, 2021

The following table summarizes the changes in non-controlling interest from December 31, 2020 to December 31, 2021:

Schedule of non-controlling interest

Balance, December 31, 2020	0%
Transfer (to) from the non-controlling interest as a result of Leflair Purchase Agreement	15%
Parent Co. acquired/exchanged the non controlling interest holding with their shares	(10)%
Balance, December 31, 2021	5%

A reconciliation of the non-controlling loss attributable to the Company:

Schedule of reconciliation non-controlling loss attributable to the company

Non Controlling Interest, December 31, 2020	$—
Acquisition cost	—
Net loss attributable to non-controlling interest	(99,595)
Foreign currency translation adjustment	(3,189)
Non Controlling Interest, December 31, 2021	$(102,784)

Net loss attributable to non-controlling interest for the year ended December 31, 2021:

Schedule of Net loss attributable to non-controlling interest

Net loss generated by SOPA Technology Pte Ltd for the year ended December 31, 2021	$(1,991,104)
Non controlling interest percentage	5%
Net loss attributable to non-controlling interest	$(99,595)
Foreign currency translation adjustment	(3,189)
Non Controlling Interest	$(102,784)

For the year ended December 31, 2021, 5% noncontrolling interest shareholder in SOPA Technology Pte Ltd shared the loss of $102,784.

Table of Contents	84

NOTE－12 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

Schedule of Amount due to related parties

	December 31, 2021	December 31, 2020
Amounts due to related parties (a)	$24,763	$96,940
Amounts due to shareholders (b)	—	738,964
Amount due to a director (c)	500,000	735,833
	$524,763	$1,571,737

(a) The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company’s due to related parties balance was $24,763 and $96,940 as of December 31, 2021 and 2020, respectively.

(b) In February 2018, the Company entered into MOU with Connect Investment Pte Ltd (Enter Asia) for capital alliance for approximately 27% of shareholdings in the Company. Further, in August 2018, the said MOU was modified and shareholding was revised from 27% to 10% in the Company. However, subsequently in October 2020, it was agreed between both the parties to cease the said MOU with the understanding that there is no current and future obligation with either of them i.e. neither Enter Asia to make investment in the Company nor the Company to issue shares to Enter Asia. Further, the Enter Asia is going to get the shares of the Hottab Holdings Ltd (HHL) for the amount so far invested in the Company and therefore the amount due to Enter Asia is reclassified into the amount due to shareholder “Hottab Holdings Ltd”.

This amounts represented temporary advances to the Company by shareholder, which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $738,964 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company’s due to a shareholder balance was $0 and $738,964 as of December 31, 2021 and 2020, respectively. Imputed interest is charged at 4.5% per annum, which was amounted to $36,381 and $48,641 for the year ended December 31, 2021 and 2020, respectively.

(c) The amount represented as accrued salaries and bonus to the Director which was unsecured, interest-free and had no fixed terms of repayments. As of June 30, 2021, the Director had $960,833 in accrued, but unpaid compensation which could be converted to shares by dividing that amount by the employment agreement conversion price of $0.83 to produce 1,157,630 shares. During the year ended December 31, 2021, the Company issued those shares at the fair value of $3,854,908, results into the additional compensation expenses of $2,894,075 accounted under stock based compensation account. The Company’s due to a director balance was $500,000 and $735,833 as of December 31, 2021 and 2020, respectively.

Table of Contents	85

NOTE－13 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of the following:

	December 31, 2021	December 31, 2020
Accounts payable	$261,907	$54,256
Accrued liabilities and other payables - Related Party (a)	60,253	197,548
Accrued liabilities and other payables (b)	753,345	480,024
Total Accounts payable	$1,075,505	$731,828

(a) The amount represented due to two related parties in respect to unpaid salaries, unpaid legal fees and unpaid consulting fees amounted to $6,818, $53,435 and $0, respectively as of December 31, 2021.

The amount represented due to three related parties in respect to unpaid salaries, unpaid legal fees and unpaid consulting fees amounted to $5,000, $112,692 and $79,856, respectively as of December 31, 2020.

(b) Accrued liabilities and other payables consisted of the following:

Schedule of Accrued liabilities

	December 31, 2021	December 31, 2020
Accrued payroll	$85,888	$58,092
Accrued vat expenses	62,044	1,788
Accrued taxes	62,272	28,318
Other accruals	298,141	146,826
Other payables (c)	245,000	245,000
Total Accrued liabilities	$753,345	$480,024

(c) This included $75,000 related to SOSV. In January 2019, the HPL entered into stock purchase agreement and accelerator contract for equity (ACE) with SOSV IV LLC (SOSV) whereby the HPL will issue shares representing 5% of their capital stock for the amounts of $168,000 in three tranche (a) SOSV to pay to the HPL $75,000 for integration of Mobile Only Accelerator (MOX) software development kit, (b) SOSV to pay on behalf of the HPL $48,000 upon MOX successful application and setting up subsidiary, and (c) SOSV to pay on behalf of the HPL $45,000 for setting program for services. The Company received first tranche of $75,000 only and thereafter no other two tranche received by the HPL, however, the outcome of the deal did not results success and so later the HPL have not issued any shares to the SOSV, therefore the arrangement amount of $75,000 accounted as loan from SOSV. The Company sent the legal letter to the SOSV intimating that the Company acquired HPL by issuing 156 shares of preferred stock series C to Hottab Holding Limited for the 100% acquisition of HPL. As of December 31, 2021 and 2020, the Company had a total of $75,000 and $75,000 outstanding on this account, respectively. (refer footnote#19 for legal update).

NOTE－14 LEASES

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

Table of Contents	86

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of December 31, 2021 and 2020.

The Company adopts a 5.18% as weighted average incremental borrowing rate to determine the present value of the lease payments. The weighted average remaining life of the lease was 3.03 year.

During the year ended December 31, 2021, the Company enter into new lease arrangements, and accounted as per ASC Topic 842, the ROU asset and lease obligation of $653,547.

During the year ended December 31, 2021 and 2020, the Company terminated the operating lease before the expiration of the lease. The Company derecognized the ROU asset and lease liability and recognize the difference as gain on written-off ROU $2,454 and 0, respectively.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

Schedule of Lease expenses

	Years ended December 31,
	2021	2020
Operating lease expense (per ASC 842)	$83,885	$40,172
Short-term lease expense (other than ASC 842)	7,351	—
Total lease expense	$91,236	$40,172

As of December 31, 2021, right-of-use assets were $627,968 and lease liabilities were $629,130.

As of December 31, 2020, right-of-use assets were $79,109 and lease liabilities were $83,205.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of December 31, 2021

The below table summarizes our (i) minimum lease payments over the next four years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next four years ending December 31, 2021:

Schedule of Future Contractual Lease Payments

Years ending December 31,	Future lease payments
2022	$243,514
2023	222,830
2024	150,285
2025	58,493
Total	675,122
Less: interest	(45,992)
Present value of lease liabilities	$629,130
Less: non-current portion	(411,053)
Present value of lease liabilities – current liability	$218,077

Table of Contents	87

NOTE－15 DUE TO FIRST INSURANCE FUNDING

On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down-payment of US$247,500 (25%) and remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022.

The effective interest rate 5.35%. For the years ended December 31, 2021 and 2020 the Company recognized the amortization of interest expense of $5,023 and $-0-, respectively.

During the year ended December 31, 2021 the Company has repaid the installments for $151,476 and the balance outstanding remained $596,047at December 31, 2021.

Future contractual amortization of debt as of December 31, 2021

The below table summarizes our (i) minimum payments in the next twelve months, (ii) implied interest, and (iii) present value of future payments in the next twelve months:

Schedule of Future contractual amortization of debt

Year ending December 31,	Future payment
2022	$605,907
Less: imputed interest	(9,860)
Present value of first insurance funding – current liability	$596,047

NOTE－16 SHAREHOLDERS’ DEFICIT

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

Liquidation Right: In the event of the liquidation, dissolution or winding up of our business, the holders of the Company’s common stock are entitled to share ratably in the assets available for distribution after the payment of all of the debts and other liabilities of the Company, subject to the prior rights of the holders of the Company’s preferred stock.

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

Table of Contents	88

Common stock outstanding

As of December 31, 2021 and 2020, the Company had a total of 19,732,406 and 7,413,600 shares of its common stock issued and outstanding, respectively.

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

On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC, related to the offering of 2,888,889 shares of the Company’s common stock (the “Firm Share”), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company has granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the “Option Shares”) to cover over-allotments. The Company’s common stock was listed on the Nasdaq Capital Market on November 9, 2021 and began trading on such date. The closings (the IPO Closing.) of the offering and sale of the Firm Shares and the sale of 236,111 Option Shares occurred on November 12, 2021. Aggregate gross proceeds from the closings related to the Firm Shares and the Option Shares was $26,000,001 and $2,124,999, respectively.

The Cost of IPO related expenses incurred $2,677,846.

Upon the IPO Closings, all outstanding shares of preferred stock series A, B, B-1, C and C-1 were automatically converted into 888,889 shares, 764,400 shares, 48,000 shares, 465,600 shares and 4,195,200 shares of the Company’s common stock for the value of $8,000,000, $3,412,503, $466,720, $8,353,373 and $5,536,832, respectively.

During the years ended December 31, 2021 and 2020, the Company issued 814,950 and 545,400 shares of common stock for employee services for the value of $2,85,026 and $473,503, respectively.

During the years ended December 31, 2021 and 2020, the Company issued 1,157,630 and 0 shares of common stock for director’s accrued salaries for the value of $960,834 and $0, respectively. The Company accounted $2,894,075 additional cost on these share issuance as loss on fair value of shares issued in 2021.

During the years ended December 31, 2021 and 2020, the Company issued 450,000 and 0 shares of its common stock for director’s bonus for the value of $3,442,499 and $0, respectively.

During the years ended December 31, 2021 and 2020, the Company issued 9.300 and 0 shares of its common stock for staff’s bonus for the value of $71,145 and $0, respectively.

During the years ended December 31, 2021 and 2020, the Company cancelled 150,000 and 0 shares of its common stock at par value.

During the years ended December 31, 2021 and 2020, the Company issued 277,409 shares of its common stock for share exchange with the subsidiary’s 10% non-controlling interest at $28 and valued it at par as there was no change in the control over the subsidiary.

During the year ended December 31, 2021, a total of 69 warrants were exercised in exchange to 20,700 shares of its common stock for the value of $28,980. During the year ended December 31, 2020, no warrants were exercised to common stock.

During December 2021, we issued 208,369 shares of our common stock to five consultants in exchange for consulting services value of $2,032,345.

Table of Contents	89

During December, 2021, we issued 3,437 of our share of common stock to six of our employees as compensation value of $39,969.

During December, 2021, we issued 34,222 to our independent board directors as directors compensation value of $308,000.

During December, 2021, we issued 5,700 shares of our common stock to Brugau Pte Ltd and Cory Bentley to make up for shortfalls in original issuances pursuant to the terms of agreements value of $109,497.

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

In December 2020, the Company issued certain numbers of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant is entitled the holder to purchase one C-1 preferred share at a price of $420 per share. The warrants shall be exercisable on or before December 31, 2020 and 2021. During the year ended December 31, 2021, the Company issued 2,120 warrants. During the year ended December 31, 2020, the Company issued 4,094 warrants. As of date, the warrants were issued as part of cost of equity funding and therefore classified as cost of issuance and have no accounting effect.

In December 2020, a total of 838 warrants were exercised in exchange to 838 Series C-1 preferred shares. (refer note 13 for details).

Below is a summary of the Company’s issued and outstanding warrants as of December 31, 2021 and 2020:

Schedule of warrants issued and outstanding

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2019 (a)	21,000	$0.0001	1.3
Issued (b)	4,094	$420	0.9
Exercised	(21,838)	$(6.34)	1
Expired	(1,209)	$(420)	(0.6)
Outstanding as of December 31, 2020 (b)	2,047	$420	0.6
Issued (b)	2,120	$420	0.5
Issued (a)	144,445	$9.90	5.0
Exercised (b)	(307)	$(420)	—
Expired	—	$—	—
Outstanding as of December 31, 2021	148,305	$20.57	4.88

(a)	Common stock will be issued if those warrants exercise The 144,445 warrants having intrinsic value of $73,667 as of December 31, 2021.

(b)	Preferred stock series C-1 will be issued if those warrants exercise. Further, those preferred stock series C-1 will automatically convert into the 1,158,000 and 614,400 common stock with the intrinsic value of $10,433,580 and nil as of December 31, 2021 and 2020, respectively.

Table of Contents	90

On April 19, 2021, the Company extended the expiry date of the Warrant issued to Preferred Series C-1 holder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to Preferred Series C-1 holder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent changes in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. The Company recorded additional warrants modification expense of $58,363 in 2021.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions

Schedule of Stock options assumptions

	Before modification	After Modification
Dividend rate	0%	0%
Risk-free rate	0.06%	0.12%
Weighted average expected life (years)	9 months	18 months
Expected volatility	25%	25%
Exercise price	$1.4	$1.4

(a)	The Company considered 25% volatility as from inception through the date of the Company common stocks.

Director’s Stock option

On December 8, 2021, the Board of Directors approved a grant to Dennis Nguyen of a 10-year options to purchase 1,945,270 shares options at an exercise price of $6.49 per share that will be exercisable at any time.

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2019	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2020	—	—	—
Granted	1,945,270	6.49	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2021	1,945,270	$6.49	10

The total fair value of options vested during the years ended December 31, 2021 and 2020 was $12,159,652 and $0 respectively.

The aggregate intrinsic value of share options outstanding as of December 31, 2021 and 2020 was $7,624,458 and $0, respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2021 and 2020:

December 31, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Table of Contents	91

Director’s stock awards

Unvested as of December 31, 2019	—	$—	—
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Unvested as of December 31, 2020	—	—	—
Issued	814,950	7.65	2 years
Vested	(162,990)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2021	651,960	$7.65	1.67 years

Shares Unvested at period-end	651,960	$7.65

Below is the unvested shares vesting schedule at future years

Year ended December 31 2022	325,980
Year ended December 31 2023	325,980
Total	651,960

The Company issued 814,950 shares of its common stock on September 1, 2021 (“start date”) of which 651,960 shares shall be subject to vesting. The vesting shares shall be vested in accordance with the following vesting schedule: 162,990 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the years ended December 31, 2021 and 2020, the Company recognized the amortization of stock compensation expense of $2,805,025 and $0, respectively. The remaining unamortized vesting expenses in 1.67 years which estimated with a cost of $3,429,342.

NOTE－17 PREFERRED STOCKS AND WARRANTS

As of December 31, 2021 and 2020, the Company’s preferred stocks have been designated as follow:

Schedule of Preferred stocks

	No. of shares	Stated Value
Series A Convertible Preferred Stock	10,000	$1,000
Series B Convertible Preferred Stock	10,000	$1,336
Series B-1 Convertible Preferred Stock	15,000	$2,917
Series C Convertible Preferred Stock	15,000	$5,763
Series C-1 Convertible Preferred Stock	30,000	$420
Series X Super Voting Preferred Stock	3,500	$0.0001

All of the Series A, B, B-1, C, and C-1 Preferred Shares were issued at a value of respective stated value per share. These all Series of Preferred Shares contain a conversion option, are convert into a fixed number of common shares or redeemable with the cash repayment at the liquidation, so as a result of this liquidation preference, under U.S GAAP, the Company has classified the all these Series of Preferred Shares within mezzanine equity in the consolidated balance sheet.

Series X Super Voting Preferred Stock was issued at a par value. This Series of Preferred Shares does not contain a conversion option, so as a result of this liquidation preference, under U.S GAAP, the Company has classified the this Series of Preferred Shares within permanent equity in the consolidated balance sheet.

Table of Contents	92

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

Table of Contents	93

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

Series A Preferred Shares

There were no Series A Preferred Shares issued during the years ended December 31, 2021 and 2020.

Upon the IPO Closings, all outstanding shares of Series A Preferred Shares were automatically converted into 888,889 shares of the Company’s common stock in the value of $8,000,000, equal to approximately $9 per share.

As of December 31, 2021 and 2020, there were 0 and 8,000 shares of Series A Preferred Shares issued and outstanding, respectively.

Series B Preferred Shares

There were no Series B Preferred Shares issued during the year ended December 31, 2021.

During the year ended December 31, 2020, the Company issued 327 shares of its Series B Preferred Shares for the consulting services rendered at a value of $436,872, equal to approximately $1,336 per share.

Upon the IPO Closings, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock at a value of $3,412,503, equal to approximately $4.46 per share.

As of December 31, 2021 and 2020, there were 0 and 2,548 shares of Series B Preferred Shares issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Shares issued during the years ended December 31, 2021.

During the year ended December 31, 2020, the Company issued 40 shares of its Series B-1 Preferred Shares for the consulting services rendered at a value of $116,680, equal to approximately $2,917 per share.

Upon the IPO Closings, all outstanding shares of Series B-1 Preferred Shares were automatically converted into 48,000 shares of the Company’s common stock at a value of $466,720, equal to approximately $9.72 per share.

As of December 31, 2021 and 2020, there were 0 and 160 shares of Series B-1 Preferred Shares issued and outstanding, respectively.

Table of Contents	94

Series C Preferred Shares

During the year ended December 31, 2021, the Company issued 1,116 and 74 shares of Series C Preferred Shares for cash in private placement and consulting services rendered at a value of $6,431,508 and $426,462, respectively.

During the year ended December 31, 2021, the Company incurred the issuance cost in connection with the private placement of Series C Preferred Shares amounting to $195,942 in shares and $460,361 in cash.

There was no Series C Preferred Shares issued during the year ended December 31, 2020.

Upon the IPO Closings, all outstanding shares of Series C Preferred Shares were automatically converted into 465,600 shares of the Company’s common stock at a value of $8,353,373, equal to approximately $17.9 per share.

As of December 31, 2021 and 2020, there were 0 and 362 shares of Series C Preferred Shares issued and outstanding, respectively.

Series C-1 Preferred Shares

The Company accounted for warrants issued in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480. These warrants did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and classified the Series C-1 Preferred Shares within mezzanine equity in the consolidated balance sheet.

During the year ended December 31, 2020, the Company issued 2,314 and 571 shares of Series C-1 Preferred Shares for cash in private placement and consulting services for the value of $971,880 and $239,820, respectively.

During the year ended December 31, 2021, the Company issued 6,235, 1,142 and 4,864 shares of Series C-1 Preferred Shares for cash in private placement, director’s salaries and consulting services at a value of $2,618,700, $479,640 and $2,042,880, respectively.

During the year ended December 31, 2021, the Company incurred the issuance cost in connection with the private placement of Series C-1 Preferred Shares amounting to $245,700 in shares and $90,748 in cash. There is no issuance cost incurred in 2020.

Upon the IPO Closings, all outstanding shares of Series C-1 Preferred Shares were automatically converted into 4,195,200 shares of the Company’s common stock in a value of $5,536,832, equal to approximately $1.21 per share.

As of December 31, 2021 and 2020, there were 0 and 2,885 shares of Series C-1 Preferred Shares issued and outstanding, respectively.

Series X Super Voting Preferred Shares

In August 2021, the Company created a new series of preferred stock to be titled “Series X Super Voting Preferred Stock”, at par value, consisting of  2,000 shares and to provide to such preferred stock certain rights and privileges including but not limited to the right to 10,000 votes per share (post reverse split: 4,000 votes per share) to vote on all matters that may come before the stockholders of the Corporation, voting together with the common stock as a single class on all matters to be voted or consented upon by the stockholders but is not entitled to any dividends, liquidation preference or conversion or redemption rights, so accordingly it is accounted as an equity classification.

During the year ended December 31, 2021 and 2020, the Company issued 3,500 and 0 shares of Series X Super Voting preferred stock at par value, respectively.

As of December 31, 2021 and 2020, there were 3,500 and 0 shares of Series X Super Voting Preferred Shares issued and outstanding, respectively.

Table of Contents	95

NOTE－ 18 INCOME TAXES

For the years ended December 31, 2021 and 2020, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

Schedule of Loss before income tax

	Years ended December 31,
	2021	2020
Tax jurisdiction from:
- Local	$32,901,996	$3,019,273
- Foreign	1,951,608	800,383
Loss before income taxes	$34,853,604	$3,819,656

The provision for income taxes consisted of the following:

Schedule of provisions for income tax

	Years ended December 31,
	2021	2020
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	—	—
- India	11,136	8,152

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	180
Income tax expense	$11,136	$8,332

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: Singapore and Vietnam that are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is registered in the Nevada and is subject to the tax laws of United States. A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

Schedule of statutory United Stated federal income tax rate

Rate Reconciliation
	2021
Expected tax at statutory rates	(6,846,505)	21%
Nondeductible Expenses	6,979	0%
State Income Tax, Net of Federal benefit	0	0%
Current Year Change in Valuation Allowance	5,655,423	-17%
Prior Deferred True-Ups	1,184,103	-4%
Total Income Tax Expense	—	—

Table of Contents	96

As of December 31, 2021, the operation in the United States incurred $8,929,250 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,875,143 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of December 31, 2021, the operation in the Singapore incurred $1,705,856 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $272,937 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

Schedule of Effective Income Tax Rate Reconciliation

	Years ended December 31,
	2021	2020
Loss before income taxes	$(893,222)	$(408,868)
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	(178,644)	(81,774)
Tax effect of allowance	178,644	81,774
Income tax expense	$—	$—

As of December 31, 2021, the operation in the Vietnam incurred $1,302,090 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $260,418 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020
Income before income taxes	$22,796	$(32,387)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	5,699	(8,152)
Deferred income tax expenses	5,437	(180)
Tax effect of allowance	(11,136)	8,332
Income tax expense	$—	$—

As of December 31, 2021, the operation in the India incurred $22,796 of net operating gain. The Company incurred income tax expenses of $11,136.

Table of Contents	97

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of December 31, 2021 and 2020 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	December 31, 2021	December 31, 2020
Deferred tax assets:
Software intangibles (U.S)	$150,465	$—
Deferred Stock Compensation (U.S.)	5,864,670	—
Net operating loss carryforwards
- United States	1,875,143	2,171,941
- Singapore	272,937	131,985
- Vietnam	260,418	81,774
- India	—	—
	8,423,632	2,385,700
Less: valuation allowance	(8,423,632)	(2,385,700)
Deferred tax assets, net	$—	$—

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2021 and 2020, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2021 and 2020, there were no penalties or interest recorded in income tax expense.

NOTE－ 19 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2021 and 2020, $15,140 and $4,672 contributions were made accordingly.

NOTE－ 20 RELATED PARTY TRANSACTIONS

From time to time, the shareholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

During the years ended December 31, 2021 and 2020, the Company rendered the consultancy service with related parties for the issuance of 4,314 and 0 shares of Series C-1 preferred stock, at the price of $1,811,880 and $0, respectively.

During the year ended December 31, 2021 and 2020, the Company issued 1,974,300 and 545,000 shares of Common stock, at the price of $9,141,601 and $473,503 for the stock based compensation to director and employee, respectively

The Company paid and accrued to the directors, the total salaries of $755,914 and $6,818 and $1,202,730 and $0 during the years ended December 31, 2021 and 2020, respectively.

Table of Contents	98

The Company’s subsidiaries paid and accrued their two officers, total professional fee of $14,785 and $1,256 and $28,111 and $0 during the years ended December 31, 2021 and 2020, respectively.

The Company paid total professional fee and accrued of $919,391 and 53,435 and $277,010 and $0 to its shareholders, during the years ended December 31, 2021 and 2020, respectively.

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

On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 and $738,964 were forgiven by the related parties. Also, the Company served the notification to a related party that certain terms under call option agreement and side letter were no longer effective, in case of non-fulfillment with the milestone conditions as set out in the agreements, amounting to $75,000 cash consideration and $558,000 equity incentive.

On June 30, 2021, Mr. Nguyen had $960,833 in accrued, but unpaid compensation which could be converted to shares by dividing that amount in the employment agreement, at the conversion price of $0.83 per share, with an aggregate of 1,157,630 shares.

HOTTAB Asset Vietnam Co Ltd, a company limited by shares incorporated under the laws of Vietnam on April 17, 2015, is currently wholly-owned by Ngo Cham, an employee of HOTTAB Vietnam Co Ltd. HOTTAB Asset Vietnam Co Ltd manages the Group’s website and apps in Vietnam via a contractual relationship. All profits accrued by HOTTAB Asset Vietnam Co Ltd are paid as management fees to HOTTAB Vietnam Co Ltd. HOTTAB Vietnam Co Ltd has an irrevocable call option to acquire 100% of the equity of HOTTAB Asset Vietnam Co Ltd.

On December 8, 2021, the Board of Directors approved a grant to Dennis Nguyen of with a 10-year options to purchase 1,945,270 shares options at an exercise price of $6.49 per share that will be exercisable at any time.

As of December 31, 2021, the Company paid its directors remuneration in lieu of 8,556 shares of its common stocks amounting to $77,000 each to Tan Bien Kiat, Jeremy Miller, Linda Cutler, and John Mackay, approximately $9 per share.

The Company issued 277,409 shares of its common stock to exchange for 10% shareholding of SOPA Technology Pte Ltd, under Asset Purchase Agreement (see Note 10). Upon the completion of share exchange transaction, the Company effectively owned 95% shareholding in SOPA Technology Pte Ltd as of December 31, 2021.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE－21 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

Table of Contents	99

	Year ended December 31, 2021		December 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A**	$387,213	74%	$54,160	*
Customer B***	$94,698	18%	$(9,298	)****

*This included value added taxed (“VAT”)

** The Company engaged Tiki Smart Logistic for collection of cash on delivery arrangement from their end customer.

 *** The Company engaged PayDollars for online payment gateway arrangement from their end customer

 **** Due to order cancelation the amount became credit balance

	Years ended December 31, 2020		December 31, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$40,719	75%	$—

All customers are located in Vietnam except one located in Indonesia.

(b) Major vendors

For the year ended December 31, 2021, there is no single vendor exceeding 10% of the Company’s purchase cost.

	Years ended December 31, 2020		December 31, 2020
Customer	Cost of sales	Percentage of revenues	Accounts receivable
Vendor A	$68,657	78%	$39,279

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

Table of Contents	100

NOTE－22 COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no material commitments or contingencies.

Right issues under Series C-1 preferred stock

The Company has issued warrant pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant entitles the holder to purchase two (2) common shares at a price of $168 per share. The warrants shall be exercisable on or before December 31, 2020 and June 30, 2021, respectively. On April 19, 2021, the Company extended the termination date of the Warrant issued to Preferred Series C-1 holder by six months from the expiration date of June 30, 2021 to December 31, 2021. On November 16, 2021, the Company has further extended the termination date until June 30, 2022. The Company considers this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related to warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to accumulated paid-in capital.

Financing arrangement (due to a shareholder)

In February 2018, the Company entered into MOU with Connect Investment Pte Ltd (Enter Asia) for capital alliance for approximately 27% of shareholdings in the Company. Further, in August 2018, the said MOU was modified and shareholding was revised from 27% to 10% in the Company. However, subsequently in October 2020, it was agreed between both the parties to cease the said MOU with the understanding that there is no current and future obligation with either of them i.e., neither Enter Asia to make investment in the Company nor the Company to issue shares to Enter Asia. Further, the Enter Asia is going to get the shares of the Hottab Holdings Ltd (HHL) for the amount so far invested in the Company and therefore the amount due to Enter Asia is reclassified into the amount due to shareholder “Hottab Holdings Ltd”.

SOSV

In January 2019, the HPL entered into stock purchase agreement and accelerator contract for equity (ACE) with SOSV IV LLC (SOSV) whereby the HPL will issue shares representing 5% of their capital stock for the amounts of $168,000 in three tranche (a) SOSV to pay to the HPL $75,000 for integration of Mobile Only Accelerator (MOX) software development kit, (b) SOSV to pay on behalf of the HPL $48,000 upon MOX successful application and setting up subsidiary, and (c) SOSV to pay on behalf of the HPL $45,000 for setting program for services. The Company received first tranche of $75,000 only and thereafter no other two tranche received by the HPL, however, the outcome of the deal did not results success and so later the HPL have not issued any shares to the SOSV, therefore the arrangement amount of $75,000 accounted as loan from SOSV. On February 2, 2021, the Company sent the legal letter to the SOSV intimating that the Company acquired HPL by issuing 117,000 preferred stock series C to Hottab Holding Limited for the 100% acquisition of HPL. As of December 31, 2021 and 2020, the Company had a total of $75,000 and $75,000, outstanding on this account, respectively. (see below for legal update)

Service contracts

The Company carries various service contracts on its vendors for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Material contracts

On 28 May 2021, the Company entered into a business cooperation agreement with Paytech Company Limited (Strategic Partners) to provide payment integration and loyalty services to the platform that allows merchants to process transactions with consumers. As of date, this program have not started and expected to commence in next year 2022.

Table of Contents	101

On 15 August 2021, the Company entered into a business cooperation agreement with Rainbow Loyalty Company Limited (Strategic Partners) to provide loyalty services for merchants on the platform. As of date, this program have not started and expected to commence in next year 2022.

On 26 May 2021, the company entered into a business cooperation agreement with TikiNow Smart Logistic Limited Company to provide warehouse service, packing service, delivery service and payment collection of online orders that paid by cash (COD). The agreement have been implemented since Oct 1st, 2021.

On 15 May 2021, the company entered into a business cooperation agreement with AisaPay Company Limited (Partner) to provide payment gateway service for customers who make payment by credit cards on the platform. The agreement has been implemented since September 7th, 2021.

On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as Consultant to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The consideration of the service are $3,250,000 and $3,190,000.

Executive service agreements

On April 1, 2017 the Company entered into an at-will employment agreement with Dennis Nguyen, its Chairman and Chief Executive Officer. The Employment Agreement provides for a monthly salary of $40,000; provided that until the Company has adequate reserves to pay Mr. Nguyen’s salary, he may convert any unpaid salary into common stock of the Company at a share price equal to $250 per share. Mr. Nguyen is also entitled to an annual cash bonus of $250,000; provided that until the Company has adequate reserves to pay Mr. Nguyen’s annual bonus, he may convert any unpaid bonus into common stock of the Company as described above. This provision was inserted into the employment agreement to compensate Mr. Nguyen in stock, at his option, and was to remain operable only until the Company has sufficient cash to pay him his salary in cash. From July 2021 until now, the Company’s cash balance has been at least $1 million and the Company has paid Mr. Nguyen his salary in full in every month from July 2021 until now. As a result of these facts, the conversion feature in Mr. Nguyen’s contract became inoperable as of July 1, 2021 and Mr. Nguyen no longer has the option to convert unpaid salary into the Company’s shares. On October 25, 2021, the Company has also amended Mr. Nguyen’s contract to delete the conversion feature to make clear the conversion feature will not be operable in the future. Therefore, the Company will not accrue any expense. Mr. Nguyen is also entitled to participate in all of the other benefits of the Company which are generally available to office employees and other employees of the Company. Mr. Nguyen is not entitled to any severance pay.

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

On November 16, 2021, the Board of Directors awarded Dennis Nguyen a 10-year option to purchase 1,945,270 shares of the Company’s common stock at an exercise price of $6.49 as the settlement for accrued and unpaid bonuses.

Table of Contents	102

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

The litigation docket of Carmel, Milazzo & Feil LLP discloses the following actual, pending or threatened litigation for the Company:

Rahul Narain v. Society Pass, Inc.

Supreme Court of the State of New York, County of New York, Index 656956/2019

Thomas O’Connor & CVO Advisors Pte. Ltd. v. Society Pass, Inc.

Supreme Court of the State of New York, County of New York, Index 656938/2019

Dennis Nguyen v. Thomas O’Connor

Supreme Court of the State of New York, County of New York, Index 651015/2020

The Company is currently litigating three cases pending in the Supreme Court for the State of New York, New York County.

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

The third case also involves one of those former employees; therein, a Company affiliate filed suit in February 2020 seeking enforcement, by way of specific performance, of an agreement which entitles the affiliate to purchase all of the 99 percent of the shares of the plaintiff-entity which alleges entitlement to $8 million in shares of the Company’s Series A Preferred Stock in one of the employment actions described above.  The former employee has responded to the Company’s complaint in this action with a motion to dismiss, which was later withdrawn by same, and then by way of an answer without counterclaims.  The judge assigned to this action has announced his retirement at the end of the calendar year; it is unclear to whom the case will be assigned in the future.

The Company was in an AAA arbitration defending allegations of breach of an agreement.  The Demand for Arbitration therein, dated August 25, 2020, asserts that the Petitioner, an LLC, had an agreement with the Company and its CEO granting the Petitioner the right to require the Company to redeem certain common stock in the Company for a cash payment.

The Demand alleges that the Petitioner submitted a Redemption Notice, as required under the alleged agreement, obligating the Company to redeem the shares.  The Demand alleges that the failure of the Company to redeem the shares and pay Petitioner further obligates the Company to provide additional common stock to the Petitioner.  The amount alleged to be due to the Petitioner as of July 31, 2020 was said to be $590,461.94 and growing daily while the number of additional common stock shares alleged to be due to Petitioner as of July 31, 2020 was said to be 283,417,033 and growing, daily.

Table of Contents	103

The Company has submitted a total and general denial of the allegations of the Demand.  The matter has been assigned to an arbitrator and a Preliminary Hearing and Scheduling Order was issued in or around November 9, 2020.  Dispositive motions are due at the end of January 2021 but otherwise this matter is in the discovery phase with any Final Hearing before the arbitrator tentatively scheduled for mid-September 2021. On May 21, 2021, the Company has agreed to settle the matter for the sum of $550,000. No additional shares were included in the settlement agreement. The settlement sum is required to be paid in two tranches, with $250,000 to have been paid on or before May 28, 2021 and the remaining $300,000 to be paid on or before June 30, 2021. The Company made the first payment of $250,000 on May 25, 2021 and intends to complete the settlement sum as provided under the settlement agreement by paying the remaining $300,000 on or before June 30, 2021. In connection with the settlement, the Company recognized litigation settlement expense of $550,000 and fully paid during the year ended December 31, 2021.

As these matters are in the discovery phase, it is too early to assess the likelihood of success. The Company denies the accusations by both O’Connor and Narain and intends to vigorously defend these matters.

SOSV IV LLV v. Society Pass Inc., et al.
United States District Court for New Jersey, Index No. 21-cv-12386

On or about March 5, 2021, SOSV IV LLC (“SOSV”) sent a demand letter to the Company in regard to its investment in Hottab Pte. Ltd. (“Hottab”). Thereafter, SOSV filed suit in the District Court for New Jersey on June 10, 2021.

In this lawsuit, SOSV alleges that it entered into an investment arrangement with Hottab in which SOSV was to receive five percent (5%) of the common stock of Hottab and entered into an Accelerator Contract for Equity (the “ACE”) pursuant to which it alleges to have invested a sum of $168,000 with Hottab. These events are alleged to have taken place prior to the Company’s acquisition of Hottab. SOSV alleges that the Company subsequently acquired all of the outstanding shares of Hottab, which it alleges triggered a liquidity event clause under the ACE requiring the Company, by way of its ownership of Hottab, to pay SOSV twice its investment, or $336,000.

SOSV further alleges that subsequent to a term sheet between the Company and Hottab being executed, the Company entered into an agreement to purchase one hundred percent (100%) of the issued and outstanding shares of Hottab from Hottab Holdings Limited (“Hottab Holdings”). As SOSV does not have any interest in Hottab Holdings, it alleges it did not receive any consideration as allegedly provided under the ACE.

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

Initially, SOSV filed suit in the District Court for New Jersey on June 10, 2021. SOSV voluntarily dismissed its New Jersey lawsuit and on October 29, 2021, re-filed the action in the Southern District of New York. The Southern District of New York lawsuit was also voluntarily dismissed by SOSV. SOSV has recently re-filed the suit in the Supreme Court of the State of New York, County of New York. The most recently filed complaint contains largely similar allegations and asserts causes of action sounding in fraudulent misrepresentation/concealment, intentional interference with contract, breach of the implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, oppression of minority shareholder, breach of fiduciary duty, and recission (or in the alternative declaration of ownership interest). The most recently filed complaint demands $336,000.00 and damages equal to the value of SOSV’s alleged ownership interest in Hottab, or alternatively an Order compelling the issuance of shares in SoPa in an amount equal to Plaintiff’s ownership interest in Hottab at the time of the Agreement of Purchase and Sale. SOSV also seeks disgorgement, though this does not include any pertinent dollar figure.

The Company denies the accusations of SOSV and intends to vigorously defend this matter. As the lawsuit is still in the pleadings stage, we are unable to prognosticate a likelihood of success. The Company reserved a provision for $75,000 legal fee in this lawsuit.

Table of Contents	104

As of December 31, 2021, the Company had a total of $53,435 outstanding in legal fees to its attorneys related to these matters.

As of December 31, 2021, the Company expects no possible loss from these legal proceedings and no additional provision is accrued accordingly.

NOTE－23 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited consolidated financial statements.

On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), related to the offering of 3,030,300 shares (the “Shares”) of the Company’s common stock and warrants to purchase up to 3,030,300 shares of common stock of the Company (the “Warrants”). Each Share is being sold together with one Warrant to purchase one Share at a combined offering price of $3.30. In addition, the Company granted the Underwriter a 45-day over-allotment option to purchase up to an additional 454,545 Shares and/or Warrants to purchase up to 454,545 Shares, at the public offering price, less discounts and commissions. On February 10, 2022, the Underwriter gave notice to the Company of the full exercise of their over-allotment option and that delivery of the overallotment securities would be made on February 11, 2022.

On February 14, 2022, Push Delivery PTE Ltd., a Republic of Singapore corporation (the “Buyer"), a wholly owned subsidiary of SOPA Technology PTE LTD, a Singapore company, which in turn is a 95% owned subsidiary of Society Pass Incorporated, a Nevada corporation (the “Company”) acquired all of the outstanding capital stock of New Retail Experience, Incorporated, a Philippines company d/b/a Pushkart (“Pushkart”), which consists of 3,750,000 shares (the “Pushkart Shares”), one Peso per share pursuant to a Share Purchase Agreement dated February 14, 2022 among the Buyer and all of the shareholders of Pushkart. The purchase consideration of Pushkart is $1 million payable in the manner of $200,000 cash and remaining 800,000 of Society Pass Incorporated’s shares at price of $3.53. We are expecting the proforma information of Pushkart to be disclosed in April 2022.

On February 25, 2022, Push Delivery PTE Ltd., a Republic of Singapore corporation (the “Buyer"), a wholly owned subsidiary of SOPA Technology PTE LTD, a Singapore company, which in turn is a 95% owned subsidiary of Society Pass Incorporated, a Nevada corporation (the “Company”) acquired all of the outstanding capital stock of Dream Space Trading Co. Limited, a Vietnam company d/b/a Handycart (“Handycart”), which consists of 500,000,000 shares (the “Handycart Shares”), one Vietnam Dong per share pursuant to a Share Purchase Agreement dated February 25, 2022 among the Buyer and all of the shareholders of Handycart. The purchase consideration of Handycart is 2.3 million Vietnam Dong payable in the manner of cash.

On January 11, 2022, the Company formed a subsidiary, SOPA (Philps) INC, a company limited by shares incorporated under the laws of Philippines is owned 100% by SOPA Technology Pte Ltd.

Table of Contents	105

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below. Because of our limited operations, we have a limited number of employees, which prohibits a segregation of duties. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Table of Contents	106

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 30, 2022.

Name	Age	Position
Dennis Nguyen	52	Founder, Chairman and Chief Executive Officer
Raynauld Liang	47	Group Chief Financial Officer and Singapore Country General Manager
Loic Gautier	31	Group Chief Marketing Officer
Pamela Aw-Young	56	Group Chief Operating Officer
Pierre Antoine Brun	33	Group Chief Technology Officer
Tan Bien Kiat	65	Vice Chairman of the Board
Jeremy Miller	38	Director
Linda Cutler	74	Director
John Mackay	65	Director

Dennis Nguyen is our Founder, Chairman and Chief Executive Officer. Based in Singapore, Mr. Nguyen serves as the Chairman of the Board of Directors (the “Board”) of Society Pass Incorporated and chairs the Executive Committee. As our Founder and Chief Executive Officer of our Company since its founding in June 2018, he is responsible for the Company’s overall management and strategic vision as well as driving marketing, sales and investor relations activities. Mr. Nguyen worked at Nortel Networks from 1995 to 1997, rotating through marketing, treasury, legal, and management consultant groups. He then was a M&A banker from 1998 to 2002 at Citigroup, Credit Agricole Indosuez and Daiwa Securities SMBC, all of which were Hong Kong-based roles. Mr. Nguyen founded New Asia Partners (NAP) in 2002 as a Shanghai based-venture capital boutique focused on investing in small to medium size Asian companies. He led NAP until its closure in 2017. He previously served as Corporate Finance Director of VCTG Holdings Limited (2012-2013), Director of M Dream Holdings Limited (2004-06), Director of Sino Environment Technology Limited (2005-06), Vice Chairman of China Huiyin Pte Limited (2005-08), and Director of Wuyi Pharma Co Limited (2006-08). Since 2009, he has served on the University of California, Irvine Foundation Board of Trustees. From 2009 to 2012, Mr. Nguyen served as an adjunct professor at the University of Minnesota Law School, teaching Corporate Finance and Investment Banking. Mr. Nguyen earned a MBA from The University of Chicago Booth School of Business; a MA in International Studies from The Johns Hopkins University School of Advanced International Studies; a Juris Doctor from the University of Minnesota Law School; and a BA-Economics/BA-Chinese Literature from the University of California, Irvine.

Raynauld Liang reports to the CEO and is based in Singapore. Mr. Liang is the Chief Financial Officer of Society Pass Incorporated and Singapore Country General Manger since May 2019. As CFO, responsible for all corporate finance, accounting, control, legal and compliance activities. In his capacity as Singapore Country General Manager, Mr. Liang manages the Company’s Singapore P&L. Mr. Liang began his career as a Finance Manager at IBM Global Services/IBM Asia Pacific Software Group based in Singapore. Mr. Liang then worked at a Singapore mainboard listed company Hyflux Limited as a finance manager from 2005 to 2007. Mr. Liang worked at a China based Singapore listed company Sino Environment Technology Group Limited as Chief Financial Officer from 2007 to 2010. Mr. Liang later joined Primeforth Capital Limited a Singapore-based boutique corporate advisory firm as an investment director to work on startup companies and pre-IPO fund raising activities from 2010 to 2012. He later founded Connex Capital Limited in 2012, a corporate advisory firm with a focus on advising companies with IPOs in Singapore and Hong Kong. He headed the investment function of a family office, L K Ang Corporate Pte Ltd from 2014 to 2019. Mr. Liang earned a Bachelor of Commerce from The University of Queensland in Australia majoring in accounting.

Table of Contents	107

Loic Gautier reports to the CEO and is based in Vietnam, since joining the Company in September 2021, Mr. Gautier is the CMO of Society Pass Incorporated and manages the Company’s marketing function and is responsible for defining and executing the Company’s overall marketing strategy and growth initiatives. In this regard, he is tasked to identify new partnerships, acquire new consumers and merchants, generate revenue growth and increase the awareness of the various brands within the Society Pass ecosystem. From 2020 to 2021, Mr. Gautier was the Chief Growth Officer of Maison Retail Group in Vietnam, where he spearheaded partnerships, acquisitions and marketing for the Vietnamese retailer. In 2015, Mr. Gautier co-founded Leflair, a Southeast-Asia-based e-commerce retailer and technology firm. As CEO from 2015 to 2020, he focused Leflair to sell international brand names in categories like Fashion, Beauty, and Home, with operations in Vietnam, Philippines, Singapore and Hong Kong. Mr. Gautier was responsible for the overall management, corporate strategy and capital raising for Leflair. In 2014, he joined Lazada Group, a Rocket Internet-founded company and Amazon-like e-commerce platform, in Vietnam to develop new categories of merchandise in various business development roles. Mr. Gautier started his career in technology and eCommerce at Groupon Goods Inc in 2013, taking the roles of strategic planner and deputy Chief Commercial officer. Mr. Gautier holds a MBA from INSEEC School of Business and Economics in Paris and a BA in Sales and Marketing from University Paris-Est MLV.

Pamela Aw-Young reports to CEO and is based in Singapore, since joining the Company in March 2021, Ms. Aw-Young is the Chief Operating Officer and is responsible for all issues relating to supply chain, network planning, operations planning, vendor contracts, and process improvement. In this capacity, she coordinates technology, marketing, sales and finance teams to define and implement operations strategy, structure, and processes. Monitor performance to ensure consistency with established policies, goals and objectives. She conducts due diligence on any new business integration. Previously as VP of Li & Fung Logistics Global Freight Management from 2011 to 2016, she managed US$21 million business in SEA and synchronized physical, data and payment flows. In addition, she managed First Sales, improving gross margin through relentless focus on process improvement, optimization of logistics costs and reduced payment cycle time. Prior to Li & Fung, she was Supply Chain Development Director at Diageo in Singapore. Prior to that, she was the Product Delivery Director at Nike in Hong Kong from 2001 to 2007. Ms. Aw-Young earned a BS in Computer Science from the University of San Francisco.

Pierre-Antoine Brun reports to the CEO and is based in Vietnam, since joining the Company in September 2021, Mr. Brun is the Chief Technology Officer of Society Pass Incorporated and is responsible for the Company’s strategic technology, product, and data roadmap in support of the Company’s vision, and oversees the hiring, development, and mentoring of a set of mid to senior level technical, product, and data staff. He manages technology policies, procedures, and standards to ensure organizational success, and oversees the integration of other technology platforms from acquisitions. In 2020 to 2021, Mr. Brun joined Maison Retail Group, Vietnam's second retail operator and distributor of international fashion brands, where he served as COO and BOD member and directly oversaw technology, product, data, operations, warehousing, logistics, customer service, E-commerce. In 2015, Mr. Brun co-founded Leflair, a Southeast-Asia-based e-commerce retailer and technology firm. As COO from 2015 to 2020, he directly oversaw technology, product, data, operations, warehousing, logistics, customer service, customer experience, and cross border operations. He drove Leflair to reach US$ 20 million ARR, 2 million monthly visitors, 120,000+ customers and 200 FTEs 4 years post launch. Mr. Brun was an early joiner and builder of Southeast Asia's biggest online department store Lazada (acquired by Alibaba), heading the retail, marketplace, and vendor management divisions as deputy CCO for Vietnam (2013-15). Mr. Brun earned a Master’s in Management from ESSEC Business School.

Tan Bien Kiat is the Vice-Chairman of the Board of Directors of the Company since September 2019. Based in Singapore and in his capacity as Vice-Chairman, Mr. Tan assists the management team with constructing and executing the Company’s business plan. Leveraging his deep professional contacts, he introduces regional telecommunications operators and institutional investors to the Company. Mr. Tan founded Titan Capital Limited, a Singapore-based private equity investment firm, in 2003, where he acts as Executive Chairman. He was formerly Chairman of the Board of Pacific Internet, a NASDAQ-listed telco services company operating in 8 Asian countries. Mr. Tan was also the Managing Director of the Asian arm of TPG Capital, a leading global private equity firm with US$80 billion of capital under management. He started and ran TPG’s operations in South Asia, South-East Asia and Australia. Prior to that, he was Chief Executive of Ometraco Corporation, a major Indonesian conglomerate which controlled 5 public-listed companies. Mr. Tan’s career also includes senior management positions with Booz Allen and AT Kearney, both of which are leading American strategy consulting firms, where he was instrumental in pioneering their Asian franchisees in both Hong Kong and Singapore. Mr. Tan is an international trustee of International House of New York and sits on the management committee of the Lien Centre for Social Innovation of the Singapore Management University. Mr. Tan holds an MBA and MS from Columbia University and B.Sc. with a First Class Honors in Mechanical Engineering from Birmingham University in the United Kingdom.

Table of Contents	108

With extensive senior management experience within leading global investment firms, we believe that Mr. Tan is qualified to serve as a member of our Board.

Jeremy Miller is a Director of the Board of Directors of the Company and chairs the Audit Committee since September 2019. Mr. Miller is an entrepreneur and international businessman. He is Co-owner and Chief Financial Officer of Wm. Miller Scrap Iron & Metal Co., where he oversees multiple areas of the business, including accounting, quality, environmental, health and safety, business development, and global sales since 2002. Mr. Miller manages a real estate portfolio, which started with residential property in 2002 and expanded to include commercial property in 2007. Mr. Miller served six years on the Board of Directors for the Global Recycling Standards Organization, including as Chairman of the Board from 2016-2018. In addition to his business background, Mr. Miller is a public servant. He was elected to the Minnesota Senate in 2010, becoming the second youngest person in state history to be elected to this position. In 2019 at 35 years old, Mr. Miller was the youngest Senator in Minnesota state history to be elected President of the Senate. In 2021, Mr. Miller was selected by his colleagues to be the Majority Leader of the Minnesota Senate.

With a wide variety of domestic and international business experience, we believe Mr. Miller is qualified to serve as a member of our Board.

Linda Cutler is a Director of the Board of Directors of the Company and chairs the Remuneration Committee since May 2020. Ms. Cutler served on the board of directors, including the executive committee and the investment committee of Mental Health of Minnesota, a non-profit based in St. Paul, Minnesota through the end of 2019. Ms. Cutler served as Vice President, Deputy General Counsel and Assistant Secretary for Cargill, Inc. (one of the largest privately owned companies in the world) until she retired in 2013 after 39 years of service. At Cargill, Ms. Cutler supervised the European Regional General Counsel and also supervised the Asian Regional General Counsel at the time of her retirement. She previously had supervised the Latin American General Counsel and the Canadian legal team. Ms. Cutler was responsible for legal services to Cargill’s financial businesses for 25 years. She handled numerous domestic and international acquisitions and dispositions. She also was responsible for all aspects of Cargill’s 2011 tax free spin-off of its majority interest in The Mosaic Company (a publicly traded company) valued at over $24 billion. Mrs. Cutler served on the boards and Audit and Compliance committees of Black River Asset Management, LLC and CarVal Investors, LLC from their inception in 2004 and 2006 respectively, until her retirement from Cargill. Ms. Cutler was a Committee Chair of the American Bar Association Business Law Section Derivatives and Futures Committee and was a Member of the Executive Committee of the Futures Industry Association Law and Compliance Division. Mrs. Cutler is a member of the Board of Trustees of the University of Minnesota Landscape Arboretum Foundation since 2013 and Treasurer and chair of the Audit and Finance Committee and chair of the Nominating and Governance Committee. Ms. Cutler holds a BA from Augustana College, an MA in European History from the University of Chicago and a JD from the University of Texas School of Law where she was a member of the Law Review.

We believe Mrs. Cutler is qualified to serve as a member of our Board because of her extensive international legal and business experience.

John Mackay is a Director of the Board of Directors of the Company and chairs the Nominating and Corporate Governance Committee since November 2020. Mr. Mackay is also Founding Partner and Co-Chairman of the Board of SP Angel Corporate Finance LLP (2006-present). In 2006, Mr. Mackay gathered his core team from HSBC, and together they founded SP Angel. He has overseen the creation of a thriving, new, top 6 Midcap investment bank in the UK through strategic acquisition and organic growth, over a period which began with the global financial crisis in 2008 and continues through the Covid pandemic today. Mr. Mackay continues to maintain relationships with longstanding clients, develop new clients for, and support the strategic growth of the firm. Previously, in 1986 Mr. Mackay joined Merrill Lynch in NYC, moving to London to establish an equity-linked desk covering UK, Europe and Asia, leading the Int’l league tables for new issues. In 1995 he was recruited by HSBC to head up global ECM as Deputy CEO Investment Banking. In 2000 he was appointed CEO of Seymour Pierce, which he transformed into the most prolific London-based advisor to tech start-ups in the dot-com era. In 2003 he acquired the Asset management business of Seymour Pierce which he ran until 2006. Separately, Mr. Mackay is the founder and Chairman of the very successful and popular Notting Hill Preparatory School in London. Mr. Mackay was educated at Seven Oaks School, Oxford University and gained an MBA at INSEAD in 1986.

Table of Contents	109

With extensive senior management experience within leading global financial institutions, including Merrill Lynch and HSBC, we believe that Mr. Mackay is qualified to serve as a member of our Board.

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. Each of the Board committees, as set forth below, will also provide risk oversight in respect of its areas of concentration and reports material risks to the board for further consideration.

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of five directors, three of whom qualify as “independent” under the listing standards of Nasdaq.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified.

Director Independence

Our board of directors are composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three (3) years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);
•	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the Remuneration Committee of such other entity; or
•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Jeremy Miller, Linda Cutler and John MacKay are all independent directors of the Company. However, our common stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements.

Table of Contents	110

Committees of the Board of Directors

Our Board has established an Audit Committee, a Remuneration Committee, a Nominating and Corporate Governance Committee, and an Executive Committee. Our Board has not yet adopted procedures by which stockholders may recommend nominees to the Board of Directors. The composition and responsibilities of each of the committees of our Board is described below. Members serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

We have established an Audit Committee consisting of Jeremy Miller, Linda Cutler and John MacKay. Mr. Jeremy Miller is the Chairman of the Audit Committee. In addition, our Board has determined that Jeremy Miller is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the Company intends to certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Table of Contents	111

Remuneration Committee

We have established a Remuneration Committee of the board of directors to consist of Linda Cutler, Jeremy Miller and John MacKay, each of whom is an independent director. Each member of our Remuneration Committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Ms. Linda Cutler is the chairman of the Remuneration Committee. The Remuneration Committee’s duties, which are specified in our Remuneration Committee Charter, include, but are not limited to:

•	reviewing, approving and determining, or recommending to our board of directors regarding, the compensation of our executive officers;
•	administering our equity compensation plans;
•	reviewing and approving, or recommending to our board of directors, regarding incentive compensation and equity compensation plans; and
•	establishing and reviewing general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate governance Committee consisting of John Mackay, Linda Cutler, and Jeremy Miller. Mr. John MacKay is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

•	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;
•	evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on our board of directors is appropriate;
•	evaluating nominations by stockholders of candidates for election to our board of directors; and
•	corporate governance matters.

Executive Committee

We have established an Executive Committee consisting of Dennis Nguyen, Tan Bien Kiat and Linda Cutler. Mr. Dennis Nguyen is the Chairman of the Executive Committee. The Executive Committee’s duties, which are specified in our Executive Committee Charter, include, but are not limited to:

•	reviewing business strategies and plans for the quarter and year; and
•	identifying human resource talent for management team.

Code of Ethics

Our Board plans to adopt a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Table of Contents	112

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

None of our other directors, executive officers, significant employees or control persons have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (“Ten Percent Holders”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements during fiscal 2021 as follows: Messer’s Nguyen, Liang, Kiat, Miller and Mackay and Ms. Cutler filed their Form 3s late in 2021. Mr. Gautier, Mr. Brun and Ms. Aw-Young filed their Form 3s late in 2022.

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2021 and 2020 to our Chief Executive Officer (principal executive officer) and our Chief Financial Officer. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Fiscal Year Ended	Salary/Bonus ($)	Stock Awards ($)		Option Awards($)	Total ($)
Dennis Nguyen,	12/31/2021	$1,105,000		$6,336,575	12,159,652	$19,601,227
Chief Executive Officer and Chairman of the Board	12/31/2020	$180,000	$			$180,000
Raynauld Liang,	12/31/2021	$120,000		$2,805,026	—	$2,925,026
Chief Financial Officer and Singapore Country General Manager	12/31/2020	$60,000		$375,000	—	$435,000

None of our other executives earned compensation in excess of $100,000 in fiscal years ended December 31, 2021 or 2020 and therefore pursuant to Instruction 1 to Item 402(m)(2) of Regulation S-K, only the compensation for our Chief Executive Officer and Chief Financial Officer is provided.

Employment Agreements.

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

Table of Contents	113

On September 1, 2021 the Company entered into a 5-year Employment Agreement with Raynauld Liang, its Chief Financial Officer and Singapore Country General Manager. The employment agreement provides Mr. Liang with compensation of (i) an annual base salary of $240,000; (ii) an annual discretionary incentive cash bonus with a minimum target of 25% of base salary; (iii) 814,950 shares of the Company’s common stock (taking into account the Company’s reverse stock split), of which 651,960 shares are subject to vesting over a two-year period; and (iv) all other executive benefits sponsored by the Company. If a change of control of the Company occurs and if at the time of such change of control the Company’s common stock is trading at a price that is double the initial public offering price, then Mr. Liang will be entitled to a cash bonus equal to three (3) times his base salary. If Mr. Liang is terminated other than for cause or resigns for good reason, he will be entitled to receive continued base salary until the earlier of (x) the anniversary date of such termination and (y) the end of the 5-year term of the employment agreement; provided, however, if the termination is after September 1, 2022, then the period set forth in clause (x) shall be 18 months from the date of the employment agreement. Mr. Liang may terminate the employment agreement at any time other than for good reason with 30 days’ notice to the Company.

Outstanding Equity Awards at December 31, 2021

The following table provides information concerning outstanding equity awards held by the named executive officers on December 31, 2021.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested(#)	Market Value of Shares of Stock That Have Not Vested ($)
Dennis Nguyen	1,945,270	—	$6.49	Dec, 2031	—	$12,151,900

On November 16, 2021, the Board of Directors awarded Dennis Nguyen a 10-year option to purchase 1,945,270 shares of our common stock at an exercise price of $6.49 as payment for accrued and unpaid bonuses.

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2021.

Name	Fee Earned / Paid in Cash ($)	Stock Awards($)	Options($)	Others($)	Total ($)
Tan Bien Kiat	—	77,000	—	—	77,000
Jeremy Miller	—	77,000	—	—	77,000
Linda Cutler	—	77,000	—	—	77,000
John Mackay	—	77,000	—	—	77,000

Item 12. Security ownership Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of the common stock by (i) our directors and named executive officers; (ii) all the named executives and directors as a group and (iii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock.

Table of Contents	114

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 30, 2022 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. The percentage of beneficial ownership is based on 23,545,650 shares of common stock outstanding on March 30, 2022.

The information contained in this table is as of March 30, 2022. At that date, 23,545,650 shares of our common stock were outstanding.

	Number of Shares Beneficially Owned			Beneficial Ownership Percentages
Name and Address of Beneficial Owner(1)	Common Stock		Series X Super Voting Preferred Stock(2)	Percent of Common Stock	Percent of Series X Super Voting Preferred Stock	Percent of Voting Stock(3)
Officers and Directors
Dennis Nguyen, Chairman, Chief Executive Officer (4)	7,208,100		3,300	30.6%	94.3%	68.7%
Raynauld Liang, Chief Financial Officer	1,264,950		200	5.4%	5.7%	5.5%
Loic Gautier, Chief Marketing Officer	76,962		—	*	—	*
Pamela Aw-Young, Chief Operating Officer	7,383		—	*	—	*
Pierre Antoine Brun, Chief Technology Officer	76,127		—
Tan Bien Kiat, Director	1,189,512	(5)	—	5.1%	—	2.0%
Jeremy Miller, Director(6)	216,612		—	*	—	*
Linda Cutler, Director	165,012		—
John Mackay	59,412
						—
Officers and Directors as a Group (total of 9 persons)	10,264,070		3,500	43.7%	100%	77.4%
5% Stockholders
Blue Jay Capital Limited	1,950,230		—	8.3%	—	3.3%
Gopher Limited	1,643,700		—	7.0%	—%	2.8%
Maroon Capital Limited	1,668,900		—	7.1%	—	2.8%
Raynauld Liang	1,264,950		N/A	5.4%	—	2.2%
Ellwood International Limited	1,232,400		—	5.2%	—	2.1%
Dennis Nguyen	N/A		3,300	N/A	94.3%	56.4%

(1) The principal address of the named officers, directors and 5% stockholders of the Company is c/o Society Pass Incorporated, 701 S. Carson Street, Suite 200, Carson City, NV 89701.

(2) Entitles the holder to 10,000 votes per share and votes with the common as a single class.

(3) Represents total ownership percentage with respect to all shares of common stock and Series A Super Voting Preferred Stock, as a single class.

(4) Includes (i) 1,668,900 shares which are held in the name of Maroon Capital Limited of which Mr. Nguyen has a controlling interest; (ii) 1,643,700 shares in the name of Gopher Limited of which Mr. Nguyen has a controlling interest; (iii) 1,950,230 shares in the name of Blue Jay Capital Limited of which Mr. Nguyen has a controlling interest and 1,945,270 shares underlying a 10-year option that has an exercise price of $6.49 that is held by Mr. Nguyen.

(5) Includes 1,232,400 shares of common stock beneficially owned by Tan Bien Kiat through Ellwood International Limited, a company Mr. Tan owns and controls.

(6) Jeremy Miller holds his shares through DJM LLC, a limited liability company Mr. Miller owns and controls.

Table of Contents	115

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Other than as disclosed below, and except for the regular salary and bonus payments made to our directors and officers in the ordinary course of business as described in “Item 11. Executive Compensation,” there have been no transactions since January 1, 2018, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds USD$120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

During 2018, the Company rendered the software development service with CVO Advisors Pte. Ltd for the issuance of 8,000 shares of Series A preferred stock, at the price of $8,000,000. Dennis Nguyen, our Chairman and Chief Executive Officer has a call option to purchase all of the equity of CVO Advisors Pte. Ltd, which he exercised, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation. See “Item 3. Legal Proceedings.”

On February 1, 2021 and September 16, 2021 Ellwood International, an entity owned and controlled by Tan Bien Kiat, one of our directors was issued 1,460 and 962 shares of Series C-1 Preferred Stock, respectively.

As of December 31, 2021, the Company has a payable to Dennis Nguyen, our Chairman and Chief Executive Officer in the amount of $500,000 for accrued and unpaid salaries and bonus.

Carmel, Milazzo & Feil LLP, counsel to the Company owns 22,500 shares of our common stock.

During August and September 2021, we issued 3,300 shares of our Super Voting Preferred Stock to our founder and Chief Executive Officer, Mr. Dennis Nguyen and 200 shares of our Super Voting Preferred Stock to our Chief Financial Officer, Mr. Raynauld Liang. The Super Voting Preferred Stock entitles its holder to 10,000 votes per share and votes with our common stock as a single class on all matters to be voted or consented upon by the stockholders but is not entitled to any dividends, liquidation preference or conversion or redemption rights.

On September 20, 2021 Blue Jay Capital Limited, an entity owned and controlled by Dennis Nguyen, our founder, Chairman and Chief Executive Officer was issued 1,142 shares of Series C-1 Preferred Stock.

On September 20, 2021 Dennis Nguyen, our founder Chairman and Chief Executive Officer was issued 1,157,630 shares of our common stock, which are held by an entity controlled by him, in exchange for accrued and unpaid compensation from 2017 until June 2021. See “Item 11. Executive Compensation.”

On November 16, 2021, the Board of Directors awarded Dennis Nguyen a 10-year option to purchase 1,945,270 shares of our common stock at an exercise price of $6.49 as payment for accrued and unpaid bonuses.

Table of Contents	116

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

RBSM LLP (“RBSM”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2021 and 2020.

The table below presents the aggregate fees billed for professional services rendered by RBSM for the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees	$190,000	$20,000
Audit-related fees	205,000	—
All other fees	—	—
Total fess	$395,000	$20,000

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Pre–approval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre–approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

Table of Contents	117

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report:

(1) The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2) The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3) The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.2	Amended Bylaws of The Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.3	Certificate of Designation of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.4	Certificate of Correction of Series A Certificate of Designation filed May 2019 incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.5	Certificate of Correction to Series A Certificate of Designation filed December 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.7	Certificate of Correction of Series B Certificate of Designation (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.8	Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.9	Certificate of Correction of Series B-1 Certificate of Designation (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 20210.
3.10	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.11	Certificate of Correction of Series C Certificate of Designation (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.12	Certificate of Designation of Series C-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.13	Certificate of Designation for Series X Super Voting Preferred Stock ((incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 20210.
3.14	Certificate of Amendment to Articles of Incorporation to change the authorized capital of the Company, filed December 4, 2018 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.15	Certificate of Amendment to Articles of Incorporation to change the name of Company, filed October 2, 2018 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.16	Certificate of Amendment to Articles of Incorporation to effect reverse stock split (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.17	Certificate of Amendment to Series X Super Voting Preferred Certificate of Designation (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.1	Form of Series C-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.3	Form of Warrant Agent Agreement between the Company and the Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.1	Software Set Up, Development and Use License Agreement dated November 15, 2018 between Society Pass Incorporated and Wallet Factory International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.2	Stock Purchase Agreement dated January 10 2019 between HOTTAB PTE. LTD., SOSV IV LLC, General Mobile Corporation and Sanjeev Sapkota (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.3	Accelerator Contract for Equity dated January 10, 2019 by and between HOTTAB PTE. LTD., SOV IV LLC and Sanjeev Sapkota (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.4	Employment Agreement dated as of April 1, 2017 between Society Pass Incorporated and Dennis Luan Thuc Nguyen (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.5	Employment Agreement dated as of September 1, 2020 between Society Pass Incorporated and Liang Wee Leong Raynauld (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.6	Asset Purchase Agreement dated February 16, 2021 between Goodventures Sea Limited and SOPA Technology PTE. LTD. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.7	Shareholders Agreement dated February 16, 2021 between Goodventures Sea Limited and SOPA Technology PTE. LTD (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.8	Food Delivery Partnership Agreement dated as of April 22, 2021 between Hottab Asset Vietnam Co. Ltd and Dream Space Trading Co. Ltd (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.9	Food Delivery Partnership Agreement dated as of July 29, 2020 between Hottab Asset Vietnam Co. Ltd and Lala Move Vietnam Co. Ltd (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.10	Payment Gateway Agreement dated February 25, 2020 between Hottab Asset Vietnam Co. Ltd and VTC Technology and Digital Content Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.11	Payment Gateway Agreement dated April 20, 2020 between Hottab Asset Vietnam Co. Ltd and Media Corporation (Vietnam Post Telecommunication Media) (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.12	Payment Gateway Agreement dated August 31, 2020 between Hottab Asset Vietnam Co. Ltd and Zion Joint Stock Company (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.13	Payment Gateway Agreement dated August 31, 2020 between Hottab Asset Vietnam Co. Ltd and Online Mobile Service Joint Stock Co (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.14	Vendor Finance Partnership Agreement, dated as of October 22, 2019 between Hottab Asset Vietnam Co. Ltd and SHBank Finance Co. Ltd (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.15	Business Cooperation Agreement dated March 6, 2020 between Hottab Asset Vietnam Co. and Triip Pte. Ltd ((incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.16	The Company’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.17	Business Cooperation Contract dated May 28, 2021 between Paytech, JSC and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.18	Business Cooperation Agreement dated August 15, 2021 between Hottab Vietnam Company Limited and Rainbow Loyalty Company Limited (incorporated by reference to Exhibit 10.18 to the Company’ Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.19	Amendment to Employment Agreement dated October 25, 2021 between Dennis Nguyen and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.20	Share Exchange Agreement, Dated October 1, 2021 among the Company, SOPA Technology Pte Ltd and certain stockholders of SOPA Technology Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.22	Share Purchase Agreement, dated February 14, 2022, among the Push Delivery Pte Ltd. and Michael George C. Lim and several other Sellers. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on February 17, 2022).
10.23	Transfer of Capital Contribution Agreement, dated February 25, 2022, among Mai Anh Tuan and the Push Delivery Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 02, 2022).
21.1	List of Subsidiaries of the Company.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 and (v) Notes to Consolidated Financial Statements.
104**	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

** Filed herewith

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

Table of Contents	118

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022	SOCIETY PASS INCORPORATED

	By:	/s/ Dennis Nguyen
Dennis Nguyen
Chief Executive Officer

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints Dennis Nguyen as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Nguyen	Chief Executive Officer and Chairman of the Board	March 30, 2022
Dennis Nguyen	(Principal Executive Officer)

/s/ Raynauld Liang	Chief Financial Officer	March 30, 2022
Raynauld Liang	(Principal Financial And Accounting Officer)

/s/ Tan Bien Kiat	Vice-Chairman of the Board	March 30, 2022
Tan Bien Kiat

/s/ Jeremy Miller	Director	March 30, 2022
Jeremy Miller

/s/ Linda Cutler	Director	March 30, 2022
Linda Cutler

/s/ John Mackay	Director	March 30, 2022
John Mackay

Table of Contents	119