Form 10-Q
period 2022-03-31
SOCIETY PASS INCORPORATED.
filed 2022-05-17
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

(Address of principal executive offices)

(+65) 6518-9382

(Registrant’s telephone number, including area code)

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
Emerging Growth Co ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes ☐ No ☒

As of May 17, 2022, there were 23,788,394 shares of the registrant’s common stock, $0.0001 par value, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$30,967,561	$23,264,777
Accounts receivable, net	47,574	52,588
Inventories	267,409	221,068
Deposits, prepayments and other receivables	5,798,748	6,094,254
Total current assets	37,081,292	29,632,687
Non-current assets:
Deposits, prepayments and other receivables	—	858,667
Intangible assets, net	3,200,000	4,000,000
Goodwill	454,519	—
Property, plant and equipment, net	81,081	57,035
Right of use assets, net	807,869	627,968
Total non-current assets	4,543,469	5,543,670
TOTAL ASSETS	$41,624,761	$35,176,357
LIABILITIES AND EQUITY
Current liabilities:
Accounts payables	$204,577	$261,907
Contract liabilities	18,644	25,229
Accrued liabilities and other payables	778,073	813,598
Due to related parties	25,411	524,763
Operating lease liabilities	302,101	218,077
Due to first insurance funding	373,653	596,047
Total current liabilities	1,702,459	2,439,621
Non-current liabilities
Operating lease liabilities	508,750	411,053
TOTAL LIABILITIES	2,211,209	2,850,674
COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of March 31, 2022 and December 31, 2021, respectively	—	—
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, net of issuance cost	—	—
STOCKHOLDERS’ EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 3,500 Series X shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common shares; $0.0001 par value, 95,000,000 shares authorized; 23,761,094 and 19,732,406 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,375	1,973
Additional paid-in capital	93,557,338	79,833,290
Accumulated other comprehensive loss	(96,501)	(54,340)
Accumulated deficit	(53,900,834)	(47,352,456)
Total equity attributable to Society Pass Incorporated	39,562,378	32,428,467
Non-controlling interest	(148,826)	(102,784)
Total stockholders’ equity	39,413,552	32,325,683
TOTAL LIABILITIES AND EQUITY	$41,624,761	$35,176,357

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenue, net
Sales – online ordering	$434,141	$—
Software sales	10,949	9,240
Hardware sales	—	266
Total revenue	445,090	9,506
Cost of sales:
Cost of online ordering	(395,890)	—
Software sales	(63,993)	(18,194)
Hardware sales	—	(101)
Total cost of revenue	(459,883)	(18,295)
Gross loss	(14,793)	(8,789)
Operating expenses:
Sales and marketing expenses	(196,102)	(900)
Software development costs	(19,548)	(30,161)
Impairment loss	(528,583)	(200,000)
General and administrative expenses	(5,840,698)	(1,954,097)
Total operating expenses	(6,584,931)	(2,185,097)
Loss from operations	(6,599,724)	(2,193,947)
Other income (expense):
Interest income	45	6
Interest expense	(4,045)	(12,057)
Loss on settlement of litigation	—	(550,000)
Other income	13,621	755
Total other income (expense)	9,621	(561,296)
Loss before income taxes	(6,590,103)	(2,755,243)
Income taxes	(1,302)	(1,737)
NET LOSS	(6,591,405)	(2,756,980)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(43,027)	—
NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(6,548,378)	$(2,756,980)
Other comprehensive loss:
Net loss	(6,591,405)	(2,756,980)
Foreign currency translation adjustment	(45,176)	33,482
COMPREHENSIVE LOSS	$(6,636,581)	$(2,723,498)
Net loss attributable to non-controlling interest	(43,027)	—
Foreign currency translation adjustment attributable to non-controlling interest	(3,015)	—
Comprehensive loss attributable to Society Pass Incorporated	$(6,590,539)	$(2,723,498)
Net loss per share attributable to Society Pass Incorporated :
– Basic	$(0.30)	$(0.15)
– Diluted	$(0.30)	$(0.15)
Weighted average common shares outstanding:
– Basic	21,892,111	18,534,000
– Diluted	21,892,111	18,534,000

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Preferred Stock		Common stock
	Number of share	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Non-controlling interests	Total equity
Balance as of January 1, 2022	3,500	$—	19,732,406	$1,973	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$32,325,683
Shares issued for services	—	—	116,000	11	1,632,162	—	—	—	1,632,173
Shares issued for accrued salaries	—	—	25,444	3	86,466	—	—	—	86,469
Sale of units in public offering (net of expense)	—	—	3,484,845	348	10,402,543	—	—	—	10,402,891
Shares issued to acquire subsidiary	—	—	226,629	23	799,977	—	—	—	800,000
Share issued upon the exercise of warrant	—	—	160,000	16	356,984	—	—	—	357,000
Share issued for accrued services	—	—	13,273	1	119,456	—	—	—	119,457
Fair value of stock option granted for director’s bonus	—	—	—	—	303,990	—	—	—	303,990
Shares issued to acquire non-controlling interest	—	—	2,497	—	22,470				22,470
Foreign currency translation adjustment	—	—	—	—	—	(42,161)	—	(3,015)	(45,176)
Net loss for the period	—	—	—	—	—	—	(6,548,378)	(43,027)	(6,591,405)
Balance as of March 31, 2022	3,500	$—	23,761,094	$2,375	$93,557,338	$(96,501)	$(53,900,834)	$(148,826)	$39,413,552

	Common Stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Total shareholders’ deficit
Balance as of January 1, 2021	18,534,000	$1,854	$2,225,921	$(55,236)	$(12,587,311)	$(10,414,772)
Imputed interest	—	—	11,994	—	—	11,994
Net loss for the period	—	—	—	—	(2,756,980)	(2,756,980)
Foreign currency translation adjustment	—	—	—	33,482	—	33,482
Balance as of March 31, 2021	18,534,000	$1,854	$2,237,915	$(21,754)	$(15,344,291)	$(13,126,276)

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(6,591,405)	$(2,756,980)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	806,622	802,237
Impairment loss	528,583	200,000
Imputed interest	—	11,994
Financing charges – first insurance funding	4,045	—
Loss on settlement of litigation	—	550,000
Stock based compensation for services	1,856,073	613,200
Shares issued to acquire non-controlling interest	22,470	—
Change in operating assets and liabilities:
Accounts receivable	9,743	(391)
Inventories	(46,341)	—
Deposits, prepayments and other receivables	1,163,776	3,690
Contract liabilities	(6,585)	(8,107)
Accounts payables	(60,134)	(2,802)
Accrued liabilities and other payables	250,988	17,462
Advances to related parties	(499,352)	122,500
Right of use assets	62,065	6,349
Operating lease liabilities	(61,465)	(9,063)
Net cash used in operating activities	(2,560,917)	(449,911)
Cash flows from investing activities:
Purchase of investment assets	—	(40,000)
Purchase of subsidiary	(200,000)	—
Purchase of property, plant, and equipment	(30,579)	—
Cash from purchase subsidiary	5,445	—
Net cash used in investing activities	(225,134)	(40,000)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock and exercise of warrants into preferred stock	357,000	818,415
Proceeds from public offering, net of offering expenses	10,402,891	—
Repayment of loan	(227,215)	—
Net cash provided by financing activities	10,532,676	818,415
Effect on exchange rate change on cash and cash equivalents	(43,841)	35,903
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,702,784	364,407
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	23,264,777	506,666
CASH AND CASH EQUIVALENT AT END OF PERIOD	$30,967,561	$871,073
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES ACTIVITIES
Common stock issued for accrued salaries	$166,559	$—
Shares issued to acquire subsidiary	$800,000	—
Shares issued for accrued services	$119,457	—
Impact of adoption of the ASC Topic 842 - lease obligation and ROU asset	$243,186	$—
Purchase consideration accrued for assets purchase transactions	$—	$160,000
Preferred stock issued but amount collected subsequently	$—	$251,250

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the “Company”) is incorporated in State of Nevada on June 22, 2018 under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company through its subsidiaries, mainly sells and distributes the hardware and software of Point of Sales (POS) application in Vietnam. The Company also has online lifestyle platform to enable the consumers to purchase high-end brands of all categories under its own brand name of “Leflair”. In February 2022, the Company completed the acquisition of 100% equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary, mainly provide on-line Grocery and food delivery platform in Philippine and Vietnam respectively.

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

On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), related to the offering of 3,030,300 shares (the “Shares”) of the Company’s common stock and warrants to purchase up to 3,030,300 shares of common stock of the Company (the “Warrants”). Each Share is being sold together with one Warrant to purchase one Share at a combined offering price of $3.30. In addition, the Company granted the Underwriter a 45-day over-allotment option to purchase up to an additional 454,545 Shares and/or Warrants to purchase up to 454,545 Shares, at the public offering price, less discounts and commissions. On February 10, 2022, the Underwriter gave notice to the Company of the full exercise of their over-allotment option and that delivery of the overallotment securities has made on February 11, 2022.

Description of subsidiaries incorporated by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	State of Nevada, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India, February 5, 2019	Computer sciences consultancy and data analytics	INR1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SG$1,250,000	95%
SOPA Technology Company Limited	Vietnam, October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Hottab Pte Ltd. (HPL)	Singapore, January 17, 2015	Software development and marketing for the F&B industry	SG$620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam, April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Hottab Asset Company Limited	Vietnam, July 25, 2019	Sale of POS hardware and software	VND 5,000,000,000	100%
Leflair Incorporated	United States, December 07, 2021	Investment holding	US$1	100%
SOPA Capital Limited	United Kingdom, December 07, 2021	Investment holding	£1	100%
SOPA (Phil) Incorporated	Philippine Jan 11, 2022	Investment holding	PESO 11,000,000	100%
New Retail Experience Incorporated	Philippine Jan 16, 2020	On-line Grocery delivery platform	PESO 3,750,000	100%
Dream Space Trading Co Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delievery Pte Ltd	Singapore January 07, 2022	Investment holding	US 2,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－ 2 LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, the Company had cash balances of 30,967,561 a working capital surplus of $35,378,833 and accumulated deficit $53,900,834. For the three months ended March 31, 2022, the Company had a net loss of $6,591,405 and net cash used by operating activities of $2,560,917. Net cash used by investing activities was $225,134. Net cash provided by financing activities was $10,532,676, resulting principally from $10,402,891 net proceeds from IPO public offering and $357,000 net proceeds from the C1 warrants exercised. The Company also repaid $227,215 of First Insurance Funding loan during 2022.

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

• Basis of presentation

The Company has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the 2021 audited financial statements and accompanying notes filed with the SEC.

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

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

• Business Combination

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

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2022 and December 31, 2021, the cash and cash equivalent was amounted to $30,967,561 and $23,264,777, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which does not exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $10,725,021 and $13,699,082 in parent entity as of March 31, 2022 and December 31, 2021, respectively. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

• Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts amounted to $0 and $0, respectively.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchanized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three months ended March 31, 2022 and 2021, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories was amounted to $267,409 and $221,068 at March 31, 2022 and December 31, 2021, respectively.

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

During the three months ended March 31, 2022 and 2021, the Company has generated the revenue of $434,141 and $0 respectively, in the Lifestyle sector.

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

During the three months ended March 31, 2022 and 2021, the Company has generated $10,949 and $9,240, respectively revenue from this stream.

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

There were no contract assets at March 31, 2022 and December 31, 2021.

Contract liabilities

In accordance with ASC Topic 606-10-45-2, a contract liability is Company’s obligation to transfer goods or services to a customer when the customer prepays consideration or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $18,644 and $25,229 at March 31, 2022 and December 31, 2021, respectively.

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

Research and development expenditures in the development of its own software are charged to operations as incurred. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are immaterial. For the three months ended March 31, 2022 and 2021, the software development costs were $19,548 and $30,161, respectively.

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

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $196,102 and $900 for the three months ended March 31, 2022 and 2021, respectively.

• Product warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of March 31, 2022 and December 31, 2021. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

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

• Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2022 and 2021.

• Foreign currencies translation and transactions

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore and India and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”) and Philippine Pesos (“PESO”), respectively, which are the functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Shareholders’ equity is translated using the historical rates. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Translation of amounts from SGD into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

Schedule of Foreign currencies translation and transactions

	March 31, 2022	March 31, 2021
Period-end SGD:US$ exchange rate	$0.73848	$0.74317
Period average SGD:US$ exchange rate	$0.73928	$0.75039

Translation of amounts from VND into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end VND$:US$ exchange rate	$0.000044	$0.000043
Period average VND$:US$ exchange rate	$0.000044	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end INR$:US$ exchange rate	$0.013218	$0.013631
Period average INR$:US$ exchange rate	$0.013290	$0.013692

Translation of amounts from PESO into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end PESO$:US$ exchange rate	$0.019278	$	N/A
Period average PESO$:US$ exchange rate	$0.019379	$	N/A

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

• Earning per share

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

For the three months ended March 31, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share

	Three months ended March 31,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(6,548,378)	$(2,756,980)
Weighted average common shares outstanding – Basic and diluted	21,892,111	18,534,000
Net loss per share – Basic and diluted	$(0.30)	$(0.15)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued

	Three months ended March 31,	Three month ended March 31,
	2022	2021
Series A Convertible Preferred Stock (a)	—	8,000
Series B Convertible Preferred Stock	—	1,911,000
Series B-1 Convertible Preferred Stock	—	120,000
Series C Convertible Preferred Stock	—	282,750
Series C-1 Convertible Preferred Stock	—	5,014,500
Options to purchase common stock (b)	1,945,270	—
Warrants granted to underwriter	3,803,229	—
Warrants granted with Series C-1 Convertible Preferred Stock (c)	1,068,000	2,945,250
Total of common stock equivalents	6,816,499	10,281,500

(a)	The Series A the conversion formula is aggregate Stated Value divided by IPO price (State Value for each Series A preferred shares is $1,000). These are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.
(b)	The Board of Directors have approved a 10-years option at an exercise price of $6.49 per share that will be exercisable at any time.
(c)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

• Leases

The Company adopted Topic 842, Leases (“ASC 842”) to determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the condensed consolidated balance sheets.

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

As of March 31, 2022 and December 31, 2021, the Company recorded the right of use asset of $807,869 and $627,968 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based compensation

Pursuant to ASU 2018-07, the Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense with an offset to preferred or March 31, 2022 and 2021, the stock-based compensations are recorded in the General and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss.”

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

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

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

NOTE－4 REVENUE

Revenue consisted of the following deliverables:

	Three Months ended March 31,
	2022	2021
Sales – online ordering	$434,141	$—
Software subscription sales	10,949	9,240
Hardware sales	—	266
	$445,090	$9,506

Contract liabilities recognized was related to software sales only and the following is reconciliation for the years presented:

Schedule of Contract liabilities

	Three Months ended March 31, 2022	Year ended December 31, 2021
Contract liabilities, brought forward	$25,229	$18,646
Add: recognized as deferred revenue	3,870	44,064
Less: recognized as revenue	(10,455)	(37,481)
Contract liabilities, carried forward	$18,644	$25,229

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

Schedule of Segment Reporting

	Three Months Ended March 31, 2022
	e-Commerce	Merchant POS	Total
Revenue from external customers:
Sales – online ordering	$426,099	$—	$426,099
Sales – online platform	8,042	—	8,042
Software sales	—	10,949	10,949
Hardware sales	—	—	—
Total revenue	434,141	10,949	445,090
Cost of sales:
Cost of online ordering	(393,253)	—	(393,253)
Cost of online platform	(2,637)	—	(2,637)
Software sales	(57,705)	(6,288)	(63,993)
Hardware sales	—	—	—
Total cost of revenue	(453,595)	(6,288)	(459,883)
Gross income (loss)	(19,454)	4,661	(14,793)
Operating Expenses
Sales and marketing expenses	(196,102)		(196,102)
Software development costs	—	(19,548)	(19,548)
Impairment loss	—	(528,583)	(528,583)
Depreciation	(5)	(6,617)	(6,622)
Amortization	—	(800,000)	(800,000)
General and administrative expenses	(171,055)	(4,863,021)	(5,034,076)
Total operating expenses	(367,162)	(6,217,769)	(6,584,931)
Loss from operations	(386,616)	(6,213,108)	(6,599,724)
Other income (expense)
Change in contingent service payable	—	—	—
Gain from early lease termination	—
Interest income	40	5	45
Interest expense	—	(4,045)	(4,045)
Other income	699	12,922	13,621
Total other income	739	8,882	9,621
Loss before income taxes	(385,877)	(6,204,226)	(6,590,103)
21

	Three Months Ended March 31, 2021
	e-Commerce	Merchant POS	Total
Revenue from external customers:
Sales – online ordering	$—	$—	$—
Software sales	—	9,240	9,240
Hardware sales	—	266	266
Total revenue	—	9,506	9,506
Cost of sales:
Cost of online ordering	—	—	—
Software sales	—	(18,194)	(18,194)
Hardware sales	—	(101)	(101)
Total cost of revenue	—	(18,295)	(18,295)
Gross loss	—	(8,789)	(8,789)
Operating Expenses
Sales and marketing expenses	—	(900)	(900)
Software development costs	—	(30,161)	(30,161)
Impairment loss	—	(200,000)	(200,000)
Depreciation	—	(2,237)	(2,237)
Amortization	—	(800,000)	(800,000)
General and administrative expenses	—	(1,151,860)	(1,151,860)
Total operating expenses	—	(2,185,158)	(2,185,158)
Loss from operations	—	(2,193,947)	(2,193,947)
Other income (expense)
Interest income		6	6
Interest expense	—	(12,057)	(12,057)
Loss on settlement of litigation	—	(550,000)	(550,000)
Other income	—	755	755
Total other expense	—	(561,296)	(561,296)
Loss before income taxes	—	(2,755,243)	(2,755,243)

	March 31, 2022
	e-Commerce	Merchant POS	Total
Intangible assets, net	$—	$3,200,000	$3,200,000
Identifiable assets	$20,355,234	$18,069,527	$38,424,761

	December 31, 2021
	e-Commerce	Merchant POS	Total
Intangible assets, net	$—	$4,000,000	$4,000,000
Identifiable assets	$9,638,035	$21,538,322	$31,176,357

	Three Months Ended March 31, 2022
	e-Commerce	Merchant POS	Total
Capital Expenditure:
Purchase of property, plant, and equipment	$30,783	$—	$—
Total capital expenditure	$30,783	$—	$—

Three Months Ended March 31, 2021
	e-Commerce	Merchant POS	Total
Capital Expenditure:
Purchase of property, plant, and equipment	$—	$—	$—
Total capital expenditure	$—	$—	$—

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

	Three Months Ended March 31,
	2022	2021
Indonesia	$10,249	$8,044
Vietnam	427,643	1,462
Phillipine	7,198	—
	$445,090	$9,506

NOTE－6 BUSINESS COMBINATION

On February 14, 2022 and February 25, 2022, the Company completed the acquisition of 100% equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited (the “Acquisition”), respectively.

(i) Acquisition of New Retail:

The total consideration of the acquisition is 226,629 shares of common stock, approximately $800,000 and cash considieration $200,000 The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

Purchase price allocation:
Fair value of stock at closing	$800,000
Cash paid	200,000
Less cash received	(5,445)
Purchase price	$994,555

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

The purchase price allocation resulted in $983,103 of goodwill, as below:

Acquired assets:
Trade receivables	$4,728
Other receivables	9,603
Cash	5,445
Property and equipment	204
Total acquired assets	19,980
Less: Assumed liabilities
Trade payables	2,804
Accrued liabilities and other payable	279
Total Assumed liabilities	3,083
Fair value of net assets assumed	16,897
Goodwill recorded	983,103
Total consideration allocated	$1,000,000

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

The goodwill is not expected to be deductible for tax purposes. The goodwill recognised impairment of $528,583 during the three months ended March 31, 2022, because there were continuous operating losses and negative cash flows incurred subsequently. Under ASC 350-20-50, the Company recognized the goodwill impairment loss by comparing the actual operating results of New Retail to the profit forecast and a negative performance is resulted.

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

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2022.

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenue	$460,113	$185,266
Net loss	(6,590,557)	(2,763,079)
Net loss per share	(0.22)	(0.15)

(ii) acquisition of Dream Space:

The total consideration of the acquisition is cash consideration VND$2,300,000, approximately US$104. The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

Purchase price allocation:
Cash paid	$104
Less cash received	—
Purchase price	$104

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

The purchase price allocation resulted in $1,307 of goodwill, as below:

Acquired assets:
Trade receivables	$1,168
Other receivables	5
Cash	1,429
Property and equipment
Total acquired assets	2,602
Less: Assumed liabilities
Trade payables	1,228
Accrued liabilities and other payable	2,577
Total Assumed liabilities	3,805
Fair value of net liabilities assumed	(1,203)
Goodwill recorded	1,307
Cash consideration allocated	$104

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

The goodwill is not expected to be deductible for tax purposes. No impairment goodwill was recgonised during the period ended March 31, 2022, because there were continuous operating losses and negative cash flows incurred subsequently. Under ASC 350-20-50, the Company recognized the goodwill impairment loss by comparing the actual operating results of Hottab to the profit forecast and a negative performance is resulted.

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

NOTE－7 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	March 31, 2022 (Unaudited)	December 31, 2021
Deposits	$130,718	$68,991
Prepayments	350,058	32,279
Prepayments for consultancy fee (a)	5,217,666	6,010,667
Prepayments for first insurance funding (b)	—	742,500
Value added tax	89,113	96,818
Other receivables	11,193	1,666
Total	$5,798,748	$6,952,921
Less: non-current portion
Prepayments for consultancy fee	—	(858,667)
Current portion	$5,798,748	$6,094,254

(a)	On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as Consultant to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The consideration of the service are $3,250,000 and $3,190,000. The Company’s due to China-America Culture Media Inc. balance was $2,383,333 and $3,033,334 as of March 31, 2022 and December 31, 2021, respectively. The Company’s due to New Continental Technology Inc., balance was $2,339,333 and $2,977,333 as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized the amortization of prepaid consulting expense of $1,288,000 and $-0-, respectively, using the straight-line method, over a term of 15 months.
(b)	On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down payment of $247,500 (25%) and the remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022. The Company’s D&O insurance prepayment balance was $495,000 and $742,500 as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021 the Company recognized the amortization of prepaid insurance expense of $247,500 and $-0-, respectively.

NOTE－ 8 INVENTORIES

	March 31, 2022 (Unaudited)	December 31, 2021
Finished goods	$267,409	$221,068
Less
Reserve for excess and obsolete inventory	—	—
Total Inventories	$267,409	$221,068

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $395,890 and $-0- incurred during the three months ended March 31, 2022 and 2021, respectively. The inventories were amounted to $267,409 and $221,068 at March 31, 2022 and December 31, 2021, respectively.

NOTE－ 9 INTANGIBLE ASSETS

As of March 31, 2022 and December 31, 2021, intangible assets consisted of the following:

	Useful life	March 31, 2022	December 31, 2021
At cost:		(Unaudited)

Software platform	2.5 years	$8,000,000	$8,000,000
Other intangible assets	3 – 5 years	1,725	1,725
		8,001,725	8,001,725
Less: accumulated depreciation		(4,801,725)	(4,001,725)
		$3,200,000	$4,000,000

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

The delivered platform was further developed by the Company’s in-house technology team (based in Noida that Sopa is currently using for the loyalty platform. The platform can be downloaded from Apple store or Googleplay store (ie. SoPaApp) and the Company’s web version is on www.sopa.asia. The platform was completed developed on September 30, 2020 and has estimated life of 2.5 years. The platform started to be amortized from October 1, 2020.

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

Also, owner of CVO entered into call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 19). As a result of this option exercise, there were no accounting effect on the Company’s financial statement during the period ended March 31, 2022.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2022 (remaining period)	$2,400,000
2023	$800,000
Total	$3,200,000

Amortization of intangible assets was $800,000 and $800,000 for the period ended March 31, 2022 and 2021, respectively.

NOTE－10 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
At cost:
Computer	$63,376	$33,207
Office equipment	5,709	16,826
Renovation	39,507	27,731
	108,592	77,764
Less: accumulated depreciation	(28,365)	(21,743)
Less: exchange difference	854	1,014
	$81,081	$57,035

Depreciation expense for the three months ended March 31, 2022 and 2021 were $6,622 and $56, respectively.

NOTE － 11 ASSET PURCHASE AGREEMENT

On February 16, 2021, the Company entered into an agreement to acquire assets of Goodventures SEA Limited (“Goodventure”). The acquired assets consisted of intellectual property for it lifestyle e-commerce retail business. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Goodventure a total of $200,000 in cash. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented.

Acquired assets:
Intellectual property	$200,000
Less: Assumed liabilities
Accrued liabilities and other payable	—
Fair value of net net assets acquired	200,000
Impairment loss recorded	(200,000)
Net asset value	$—

The Company has paid $40,000 during the period ended March 31, 2021. As of March 31, 2021, the Company has a payable of $160,000 on the balance sheet.

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

The following table summarizes the changes in non-controlling interest from December 31, 2021 to March 31, 2022:

Schedule of non-controlling interest

Balance, December 31, 2021	5%
Transfer (to) from the non-controlling interest as a result of Leflair Purchase Agreement	—%
Parent Co. acquired/exchanged the non controlling interest holding with their shares	—%
Balance, March 31, 2022	5%

A reconciliation of the non-controlling loss attributable to the Company:

Schedule of reconciliation non-controlling loss attributable to the company

Non Controlling Interest, December 31, 2021	$(102,784)
Acquisition cost	—
Net loss attributable to non-controlling interest	(43,027)
Foreign currency translation adjustment	(3,015)
Non Controlling Interest, March 31, 2022	$(148,826)

Net loss attributable to non-controlling interest for the three monts ended March 31, 2022:

Schedule of Net loss attributable to non-controlling interest
Net loss generated by SOPA Technology Pte Ltd for the three months ended March 31, 2022	$(874,529)
Non controlling interest percentage	5%
Net loss attributable to non-controlling interest	$(43,027)
Foreign currency translation adjustment	(3,015)
Non Controlling Interest	$(46,042)

For the three months ended March 31, 2022, 5% noncontrolling interest shareholder in SOPA Technology Pte Ltd shared the loss of $46,042.

NOTE－12 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Amounts due to related parties (a)	$25,411	$24,763
Amount due to a director (b)	—	500,000
	$25,411	$524,763

(a)	The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. n September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company’s due to related parties balance was $25,411 and $24,763 as of March 31, 2022 and December 31, 2021, respectively.
(b)	The amount represented paid salaries and bonus to the Director which was unsecured, interest-free and had no fixed terms of repayments. As of June 30, 2021, the Director had $960,833 in accrued, but unpaid compensation which could be converted to shares by dividing that amount by the employment agreement conversion price of $0.83 to produce 1,157,630 shares. During the year ended December 31, 2021, the Company issued those shares at the fair value of $3,854,908, results into the additional compensation expenses of $2,894,075 accounted under stock based compensation account. The Company’s due to a director balance was $0 and $500,000 as of March 31, 2022 and December 31, 2021, respectively.

NOTE－13 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Accounts payable	$204,577	$261,907
Accrued liabilities and other payables- Related Party (a)	37,371	60,253
Accrued liabilities and other payables (b)	740,702	753,345
Total Accounts payable	$982,650	$1,075,505

(a)	The amount represented due to two related parties in respect to unpaid salaries and unpaid professional fees amounting to $3,520 and $33,851 as of March 31, 2022.

The amount represented due to two related parties in respect to unpaid salaries and unpaid legal fees amounted to $6,818 and $53,435, respectively as of December 31, 2021.

(b) Accrued liabilities and other payables consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Accrued payroll	$95,139	$85,888
Accrued vat expenses	38,504	62,044
Accrued taxes	66,180	62,272
Other accrual	295,879	298,141
Other payables (c)	245,000	245,000
Total Accrued liabilities	$740,702	$753,345

(c)	This included $75,000 related to SOSV. In January 2019, the HPL entered into stock purchase agreement and accelerator contract for equity (ACE) with SOSV IV LLC (SOSV) whereby the HPL will issue shares representing 5% of their capital stock for the amounts of $168,000 in three trache (a) SOSV to pay to the HPL $75,000 for integration of Mobile Only Accelerator (MOX) software development kit, (b) SOSV to pay on behalf of the HPL $48,000 upon MOX successful application and setting up subsidiary, and (c) SOSV to pay on behalf of the HPL $45,000 for setting program for services. The Company received first trache of $75,000 only and therafter no other two trache received by the HPL, however, the outcome of the deal did not results success and so later the HPL have not issued any shares to the SOSV, therefore the arrangement amount of $75,000 accounted as loan from SOSV. The Company sent the legal letter to the SOSV initimating that the Company acquired HPL by issuing 156 shares of preferred stock series C to Hottab Holding Limited for the 100% acquisition of HPL. As of March 31, 2022 and December 31, 2021, the Company had a total of $75,000 and $75,000 outstanding on this account, respectively. (refer footnote#19 for legal update).

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of March 31, 2022 and December 31, 2021.

The Company adopts a 5.61% as weighted average incremental borrowing rate to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.82 year.

During the three months ended March 31, 2022, the Company enter into new lease arrangements, and accounted as per ASC Topic 842, the ROU asset and lease obligation of $243,186.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	March 31, 2022	March 31, 2021
Operating lease expense (per ASC 842)	$59,531	$9,225
Short-term lease expense (other than ASC 842)	1,246	695
Total lease expense	$60,777	$9,920

As of March 31, 2022, right-of-use assets were $807,869 and lease liabilities were $810,851.

As of December 31, 2021, right-of-use assets were $627,968 and lease liabilities were $629,130.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of March 31, 2022

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending March 31:

Years ended March 31,	Operating lease amount
2023	$330,108
2024	302,993
2025	180,486
2026	38,275
Total	851,862
Less: interest	(41,011)
Present value of lease liabilities	$810,851
Less: non-current portion	508,750

Present value of lease liabilities – current liability	$302,101

NOTE－15 DUE TO FIRST INSURANCE FUNDING

On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down-payment of $247,500 (25%) and remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022. The effective interest rate 5.35%. For the three months ended March 31, 2022 and 2021, the Company recognized the amortization of interest expense of $8,225 and $-0-, respectively.

During the three months ended March 31, 2022 the Company has repaid the installments for $227,215 and the balance outstanding remained $373,653 at March 31, 2022.

During the year ended December 31, 2021 the Company has repaid the installments for $151,476 and the balance outstanding remained $596,047 at December 31, 2021.

Future contractual amortization of debt as of March 31, 2022

The below table summarizes our (i) minimum payments in the next twelve months, (ii) implied interest, and (iii) present value of future payments in the next twelve months:

Schedule of Future contractual amortization of debt

Year ending March 31,	Future payment
2023	$378,696
Less: imputed interest	(5,043)
Present value of first insurance funding – current liability	$373,653

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

Dividend Right:. Subject to limitations under Nevada law and preferences that may apply to any shares of preferred stock that the Company may decide to issue in the future, holders of the Company’s common stock are entitled to receive ratably such dividends or other distributions, if any, as may be declared by the Board of the Company out of funds legally available therefor.

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

Common stock outstanding

As of March 31, 2022 and December 31, 2021, the Company had a total of 23,761,094 and 19,732,406 shares of its common stock issued and outstanding, respectively.

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

During the three months ended March 31, 2022 and 2021, the Company issued 2,497 and 0 shares of its common stock for share exchange with the subsidiary’s 0.08% non-controlling interest at $22,470 and valued it at par as there was no change in the control over the subsidiary.

On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), related to the offering of 3,484,845 shares including over-allotment (the “Shares”) of the Company’s common stock,. Each Share is being sold together with one Warrant to purchase one Share at a combined offering price of $3.30.

During the three months ended March 31, 2022, a total of 70,300 warrants were exercised in exchange to 160,000 shares of its common stock for the value of $357,000. During the three months ended March 31, 2021, no warrants were exercised to common stock.

During three months ended March 31, 2022, the Company issued 116,000 shares of our common stock to two consultants in exchange for consulting services value of $338,760.

During the three months ended March 31, 2022 , the Company issued 25,444 of our share of common stock to six of our employees as compensation value of $86,469. During the three months ended March 31, 2021, no shares was issued to employees.

During three months ended March 31, 2022, the Company issued 13,273 shares of our common stock to Brugau Pte Ltd and Cory Bentley to make up for shortfalls in original issuances pursuant to the terms of agreements value of $119,457.

During February 2022, the Company issued 226,629 shares of its common stock for share exchange with the subsidiary’s 100% non-controlling interest at $3.53, total amounting to $800,000 and valued it at par as there was no change in the control over the subsidiary.

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

In December 2020, the Company issued certain numbers of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant is entitled the holder to purchase one C-1 preferred share at a price of $420 per share. The warrants shall be exercisable on or before December 31, 2020 and June 30, 2021. During the three months ended March 31, 2021, the Company issued 1,880 warrants.

In December 2020, a total of 838 warrants are exercised in exchanged to 838 Series C-1 preferred shares. (refer note 13 for details).

Below is a summary of the Company’s issued and outstanding warrants as of March 31, 2022 and December 31, 2021:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020 (b)	2,047	$420	0.6
Issued (b)	2,120	$420	0.5
Issued (a)	144,445	$9.90	5.0
Exercised	(307)	$(420)	—
Expired	—	—	—
Outstanding as of December 31, 2021	148,305	$20.57	4.88
Issued (c)	3,728,784	$3.28	2.92
Exercised	(70,300)	(3.28)	0.5
Expired	—	—	—
Outstanding as of March 31, 2022	3,806,789	$4.07	3.04

There is no intrinsic value for warrants as of March 31, 2022 and December 31, 2021.

(a)	Common stock will be issued if those warrants exercise the 144,445 warrants having intrinsic value of $Nil and $73,667 as of March 31, 2022 and December 31, 2021, respectively.
(b)	Preferred stock series C-1 will be issued if those warrants exercise. Further, those preferred stock series C-1 will automatically convert into the 1,068,000 and 1,158,000 common stock with the intrinsic value of $1,676,760 and $10,433,580 as of March 31, 2022 and December 31, 2021, respectively.

(c)	Common stock will be issued if those warrants exercise 3,728,784 warrants having no intrinsic value as of March 31, 2022.

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

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020	—	—	—
Granted	1,945,270	6.49	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2021	1,945,270	$6.49	10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of March 31, 2022	1,945,270	$6.49	9.75

The total fair value of options vested during the three months ended March 31, 2022 and year ended December 31, 2021 was $303,990 and $12,159,652 respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2022 and years ended December 31, 2021

	March 31, 2022	December 31, 2021
Dividend rate	0%	0%
Risk-free rate	1.52%	1.52%
Weighted average expected life (years)	10 years	10 years
Expected volatility	130%	130%
Share price	$6.49	$6.49

Director’s stock awards

Unvested as of December 31, 2020	—	—	—
Issued	814,950	7.65	2 years
Vested	(162,990)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2021	651,960	$7.65	1.67 years
Issued	—	—	—
Vested	(162,990)	7.65	—
Cancelled	—	—	—
Unvested as of March 31, 2022	488,970	$7.65	1.42 years

Shares Unvested at period-end	488,970	$7.65

Below is the unvested shares vesting schedule at future years

Year ended December 31 2022	162,990
Year ended December 31 2023	325,980
Total	488,970

The Company issued 814,950 shares of its common stock on September 1, 2021 (“start date”) of which 651,960 shares shall be subject to vesting. The vesting shares shall be vested in accordance with the following vesting schedule: 162,990 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the three months ended March 31, 2022 and 2021, the Company recognized the amortization of stock compensation expense of $1,168,614 and $0, respectively. The remaining unamortized vesting expenses in 1.42 years which estimated with a cost of $2,260,729.

NOTE－17 PREFERRED STOCKS AND WARRANTS

As of March 31, 2022 and December 31, 2021, the Company’s preferred stocks have been designated as follow:

	No. of shares	Stated Value
Series A Convertible Preferred Stock	10,000	$1,000
Series B Convertible Preferred Stock	10,000	$1,336
Series B-1 Convertible Preferred Stock	15,000	$2,917
Series C Convertible Preferred Stock	15,000	$5,763
Series C-1 Convertible Preferred Stock	30,000	$420
Series X Super Voting Preferred Stock	3,500	$0.0001

All of the Series A, B, B-1, C and C-1 Preferred Shares were issued at a value of respective stated value per share. These all Series of Preferred Shares contain a conversion option, are convert into a fixed number of common shares or redeemable with the cash repayment at the liquidation, so as a result of this liquidation preference, under U.S GAAP, the Company has classified the all these Series of Preferred Shares within mezzanine equity in the condensed consolidated balance sheet.

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

Conversion Rights (Preferred Stock other than Series A Preferred Stock): Upon the consummation of this offering, each issued and outstanding share of Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock and Series C-1 Preferred Stock will automatically convert into 750 shares of the Company’s common stock.

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

Series A Preferred Shares

There was no Series A Preferred Shares issued during the three months ended March 31, 2022 and 2021.

Upon the IPO Closings, all outstanding shares of Series A Preferred Shares were automatically converted into 888,889 shares of the Company’s common stock in the value of $8,000,000, equal to approximately $9 per share.

As of March 31, 2022 and December 31, 2021, there were 0 and 0 shares of Series A Preferred Shares issued and outstanding, respectively.

Series B Preferred Shares

There was no Series B Preferred Shares issued during the three months ended March 31, 2022 and 2021.

Upon the IPO Closings, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock at a value of $3,412,503, equal to approximately $4.46 per share.

As of March 31, 2022 and December 31, 2021, there were 0 and 0 shares of Series B Preferred Shares issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Shares issued during the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022 and December 31, 2021, there were 0 and 0 shares of Series B-1 Preferred Shares issued and outstanding, respectively.

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

As of March 31, 2022 and December 31, 2021, there were 0 and 0 shares of Series C Preferred Shares issued and outstanding, respectively.

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

As of March 31, 2022 and December 31, 2021, there were 0 and 0 shares of Series C-1 Preferred Shares issued and outstanding, respectively.

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

As of March 31, 2022 and December 31, 2021, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Shares issued and outstanding, respectively.

NOTE－18 INCOME TAXES

For the three months ended March 31, 2022 and 2021, the local (“Neveda”) and foreign components of loss before income taxes were comprised of the following:

	Three months ended March 31,
	2022	2021
Tax jurisdiction from:
- Local	$(5,716,718)	$(2,378,455)
- Foreign	(873,925)	(376,788)
Loss before income taxes	$(6,590,103)	$(2,755,243)

The provision for income taxes consisted of the following:

Three months ended March 31,
	2022	2021
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	—	—
- India	1,302	1,737
Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
Income tax expense	$1,302	$1,737

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

As of March 31, 2022, the operation in the United States incurred $12,622,796 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $2,650,787 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of March 31, 2022, the operation in the Singapore incurred $2,358,139 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $377,302 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021
Loss before income taxes	$(414,943)	$(70,961)
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	(82,989)	(14,192)
Tax effect of allowance	82,989	14,192
Income tax expense	$—	$—

As of March 31, 2022, the operation in the Vietnam incurred $1,717,033 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $343,407 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021
Profit before income taxes	$4,976	$22,796
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	1,244	(5,699)
Tax effect of allowance	(1,244)	5,699
Income tax expense	$—	$—

As of March 31, 2022, the operation in the India incurred $4,976 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $1,244.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of December 31, 2022 and 2021 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	March 31, 2022	December 31, 2021
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	2,650,787	1,875,143
- Singapore	377,302	272,937
- Vietnam	343,407	260,418
- India	—	—
	9,386,631	8,423,632
Less: valuation allowance	(9,386,631)	(8,423,632)
Deferred tax assets, net	$—	$—

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of March 31, 2022 and 2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2021 and 2020, there were no penalties or interest recorded in income tax expense.

NOTE－19 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended March 31, 2022 and 2021, $8,090 and $2,061 contributions were made accordingly.

NOTE－20 RELATED PARTY TRANSACTIONS

From time to time, the shareholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid and accrued to the directors, the total salaries of $214,843 and $3,520 and $211,960 and $0 during the period ended March 31, 2022 and 2021, respectively.

The company subsidiaries paid their two officers, total professional fee of $4,448 and $3,564 during the period ended March 31, 2022 and 2021, respectively.

The Company paid its shareholders, total professional fee of $155,417 and $33,851 and $186,475 and $0 during the period ended March 31, 2022 and 2021, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－21 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended March 31, 2022		March 31, 2022
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$390,397	88%	$54,160

	Three months ended March 31, 2021		March 31, 2021
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$8,044	84.6%	$—

The customers are located in Vietnam except one located in Indonesia.

(b) Major vendors

For the three months ended March 31, 2022 and 2021, the vendors who accounts for 10% or more of the Company’s hardware purchases and software cost and its outstanding payable balances as at year-end dates, are presented as follows:

	Three months ended March 31, 2022		March 31, 2022
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$—	—	$—

	Three months ended March 31, 2021		March 31, 2021
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$16,405	90%	$42,652

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

(e) Economic and political risks

The Company’s operations are conducted in the Republic of Vietnam. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the Vietnam, and by the general state of the Vietnam economy.

The Company’s operations in the Vietnam and India are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the Vietnam and India, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE－22 COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no material commitments or contingencies.

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

SOSV

In January 2019, the HPL entered into stock purchase agreement and accelerator contract for equity (ACE) with SOSV IV LLC (SOSV) whereby the HPL will issue shares representing 5% of their capital stock for the amounts of $168,000 in three tranche (a) SOSV to pay to the HPL $75,000 for integration of Mobile Only Accelerator (MOX) software development kit, (b) SOSV to pay on behalf of the HPL $48,000 upon MOX successful application and setting up subsidiary, and (c) SOSV to pay on behalf of the HPL $45,000 for setting program for services. The Company received first tranche of $75,000 only and thereafter no other two tranche received by the HPL, however, the outcome of the deal did not results success and so later the HPL have not issued any shares to the SOSV, therefore the arrangement amount of $75,000 accounted as loan from SOSV. On February 2, 2021, the Company sent the legal letter to the SOSV intimating that the Company acquired HPL by issuing 117,000 preferred stock series C to Hottab Holding Limited for the 100% acquisition of HPL. As of March 31, 2022 nad December 31, 2021, the Company had a total of $75,000 and $75,000, outstanding on this account, respectively. (see below for legal update)

Service contracts

The Company carries various service contracts on its vendors for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Material contracts

On May 28, 2021, the Company entered into a business cooperation agreement with Paytech Company Limited (Strategic Partners) to provide payment integration and loyalty services to the platform that allows merchants to process transactions with consumers. As of date, this program have not started and expected to commence in next year 2022.

On August 15, 2021, the Company entered into a business cooperation agreement with Rainbow Loyalty Company Limited (Strategic Partners) to provide loyalty services for merchants on the platform. As of date, this program have not started and expected to commence in next year 2022.

On May 26, 2021, the company entered into a business cooperation agreement with TikiNow Smart Logistic Limited Company to provide warehouse service, packing service, delivery service and payment collection of online orders that paid by cash (COD). The agreement have been implemented since October 1, 2021.

On May 15, 2021, the company entered into a business cooperation agreement with AisaPay Company Limited (Partner) to provide payment gateway service for customers who make payment by credit cards on the platform. The agreement has been implemented since September 7th, 2021.

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

As of March 31, 2022, the Company had a total of $118,559 outstanding in legal fees to its attorneys related to these matters.

As of March 31, 2022, the Company expects no possible loss from these legal proceedings and no provision is accrued accordingly.

NOTE－23 SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through May 17, 2022, which is the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements rather than historical facts that involve risks and uncertainties. You can identify these statements by the use of forward- looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition. However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results and financial condition. The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, and other reports that we file with the SEC from time to time.

References in this Quarterly Report on Form 10-Q to “us”, “we”, “our” and similar terms refer to Society Pass Incorporated.

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

As of May 16, 2022 we have onboarded over 1.6 million registered consumers and over 5,500 registered merchants on our Platform.

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

•	Some of our restaurant clients ceased operations permanently and many were closed since June 2020 without any notice of reopening their business to date.
•	Our largest POS client, a hotel chain for which we provide POS services to their F&B business in their hotels, ceased operations in two out of nine hotels since April 2020.
•	The Company faces challenges to onboard new clients but at the same time losing many existing ones.

With the ongoing pandemic, Company faces challenges in our operation as follows;

•	Disruption of operation in Vietnam, Philippines, India, Singapore and US where staffs have to work from home.
•	The coordination of rebooting of company’s recent asset acquisition of NREI and Dream Space, which are the F&B Delivery platforms in operate in Philippines and Vietnam respectively.
•	Application of licenses are delayed as government agencies take longer time to review and process time.
•	HR process to hire personnel are generally slow due to people not willing to leave their current job, company have to spend more time and resource

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Revenue, net	445,090	9,506
Cost of revenue	(459,883)	(18,295)
Gross loss	(14,793)	(8,789)
Less operating expenses:
Sales and marketing expenses	(196,102)	(900)
Software development costs	(19,548)	(30,161)
Impairment loss	(528,583)	(200,000)
General and administrative expenses	(5,840,698)	(1,954,097)
Total operating expenses	(6,584,931)	(2,185,097)
Loss from operations	(6,599,724)	(2,193,947)

Other income (expense):
Interest income	45	6
Interest expense	(4,045)	(12,057)
Loss on settlement of litigation	—	(550,000)
Other income	13,621	755
Total other income (expense)	9,621	(561,296)
Loss before income taxes	(6,590,103)	(2,755,243)
Income taxes	(1,302)	(1,737)
NET LOSS	$(6,591,405)	$(2,756,980)

Revenue. We generated revenues of $445,090 and $9,506 for the three months ended March 31, 2022 and 2021 respectively. The significant increase in revenue for three months was mainly due to increase in the sales from our online platforms.

During the three months ended March 31, 2022 and 2021, the following customer exceeded 10% of the Company’s revenues:

	Three months ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$390,397	88%	$54,160

	Three months ended March 31, 2021		March 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$8,044	84.6%	$—

All of our customers are located in Vietnam except one above significant customer located in Indonesia.

Cost of Revenue. We incurred cost of revenue of $459,883 and $18,295 for three months ended March 31, 2022, and 2021 respectively. Cost of revenue increased primarily as a result of the increased in cost of products and cost of logistic.

Major vendors

For the three months ended March 31, 2022 and 2021, the vendors who accounts for 10% or more of the Company’s hardware purchases and software cost its outstanding payable balances as at year-end dates, are presented as follows:

	Three months ended March 31, 2022		March 31, 2022
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$—	—	$—
	Three months ended March 31, 2021		March 31, 2021
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$16,405	90.0%	$42,652

All vendors are located in Vietnam.

Gross Loss. We recorded a gross loss of $14,793 and $8,789 for three months ended March 31, 2022 and 2021 respectively. The increase in gross loss is primarily attributable to increase in the cost of products and cost of logistic.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $196,102 and $900 for three months ended March, 31 2022 and 2021 respectively. The increase in S&M is primarily attributable to the increased in sales and promotion expenses related to get more merchants joining our e-commerce platform to operate their business. Also, increase marketing cost to attract attention of customer to our e-commerce platform.

Software Development Cost (“SDC”). We incurred SDC expenses of $19,548 and $30,161 for three months ended March 31, 2022 and 2021 respectively. The decrease in SDC is primarily attributable to the restructuring of our technology development team.

Impairment Charge (“IC”). We incurred impairment charge of $528,583 and $200,000 for the three months ended March 31, 2022 and 2021 respectively. The increase is primarily attributable to the acquisition of NREI ecommerce asset in February 2022 which was expensed in the same period due to the short life term of the asset and the quantum of consideration.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $5,840,698 and $1,954,097 for three months ended March 31, 2022 and 2021 respectively. The increase in G&A is primarily attributable to the professional cost associated with cost related to company looking for business opportunities, amortization of intangible assets and Stock based compensation for services.

Loss on settlement of litigation. On May 21, 2021, the Company has agreed to settle the matter for the sum of $550,000. No additional shares were included in the settlement agreement. The settlement sum is required to be paid in two tranches, with $250,000 to have been paid on or before May 28, 2021 and the remaining $300,000 to be paid on or before June 30, 2021. The Company made the first payment of $250,000 on May 25, 2021 and complete the settlement sum as provided under the settlement agreement by paying the remaining $300,000 on June 29, 2021. In connection with the settlement, the Company recognized litigation settlement expense and a related accrued liability of $550,000 in the period ended March 31, 2021. There is no such expenses incurred in the comparative period ended March 31, 2022.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2022 and 2021 was $1,302 and $1,737 respectively.

Net Loss. As a result for the three months ended March, 2022, we incurred a net loss of $6,591,405   as   compare to the same period ended March 31, 2021 of $2,756,980. The increase in net loss is primarily attributable to the professional cost associated with cost related to company looking for business opportunities, sales and marketing expenses and amortization of intangible assets.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $30,967,561, accounts receivable of $47,574, deposits, prepayments and other receivables of $5,798,748 and inventories of $267,409.

As of December 31, 2021, we had cash and cash equivalents of $23,264,777, accounts receivable of $52,588, deposits, prepayments and other receivables of $6,094,254 and inventories of $221,068.

As of March 31, 2022, the Company suffered from an accumulated deficit of $53,900,834. For the three months ended March 31, 2022, the Company incurred net loss of $6,591,405 and net cash used by operating activities of $2,507,886. Net cash used by investing activities was $225,134. Net cash provided by financing activities was $10,532,676, resulting principally from $10,402,891 net proceeds from IPO public offering and $357,000 net proceeds from the C1 warrants exercised. The Company also repaid $227,215 of First Insurance Funding loan during 2022.

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

	Three Months Ended March 31,
	2022	2021
Net cash (used in) operating activities	$(2,560,917)	$(449,911)
Net cash (used in) investing activities	(225,134)	(40,000)
Net cash provided by financing activities	10,532,676	818,415
Effect on exchange rate change	(43,841)	35,903
Net change in cash and cash equivalents	7,702,784	364,407
Cash and cash equivalent at beginning of period	23,264,777	506,666
Cash and cash equivalent at end of period	30,967,561	871,073

Net Cash Used In Operating Activities.

For the three months ended March 31, 2022, net cash used in operating activities was $2,560,917, which consisted primarily of a net loss of $6,591,405, adjusted by increase in stock based compensation for services of $1,856,073, increase in Shares issued to acquire non-controlling interest of $22,470, increase in inventories of $46,341, decrease in accounts receivables of $9,743, decrease in deposits, prepayments and other receivables of $1,163,776, decrease in contract liabilities $6,585, increase in accounts payables of $60,134, increase in accrued liabilities and other payable of $250,988, decrease in advance to related parties of $499,352, decrease in operating lease liabilities of $61,465, increase in depreciation and amortization of $806,622, increase in impairment loss of $528,583.

For the three months ended March 31, 2021, net cash used in operating activities was $449,911, which consisted primarily of net loss of $2,756,980, adjusted by increase in stock based compensation for services of $613,200, increase in account receivable of $391, decrease in deposits, prepayment and other receivables of $3,690, decrease in contract liabilities of $8,107, decrease in accounts payable of $2,802, increase in accrued liabilities and other payables of $17,462 and increase in advance to related parties of $122,500, decrease in operating lease liabilities of $9,063, increase in depreciation and amortization of $802,237, increase in impairment loss of $200,000.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) Investing Activities.

For the three months ended March 31, 2022, there is net cash of $225,134 being deposit paid for subsidiaries asset acquisition investing activities and purchase of property, plant, and equipment.

For the three months ended March 31, 2021, there is net cash of $40,000 being paid for purchase of investment assets.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2022, net cash provided by financing activities was $10,532,676, consisting primarily of funds raised from follow on offering and Series C-1 warrants exercised.

For the three months ended March 31, 2021, net cash provided by financing activities was $818,415, consisting primarily of funds raised from shareholders for Series C and warrant exercised.

Critical Accounting Policies and Estimate

• Basis of presentation

The Company has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the 2021 audited financial statements and accompanying notes filed with the SEC.

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

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2022 and December 31, 2021, the cash and cash equivalent was amounted to $30,967,561 and $23,264,777, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which does not exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $10,725,021 and $13,699,082 in parent entity as of March 31, 2022 and December 31, 2021, respectively. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

• Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts amounted to $0 and $0, respectively.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchanized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three months ended March 31, 2022 and 2021, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories was amounted to $267,409 and $221,068 at March 31, 2022 and December 31, 2021, respectively.

• Prepaid Expenses

Prepaid expenses represent future expenses paid in advance, until the associated benefits are realized, the future expense remains at current asset within the next twelve months and non-current asset after twelve months. Since prepaid expenses are categorized as “current and non-current” assets, the benefits associated with the products or services paid for upfront are expected to be used for the next twelve months and thereafter. Once the benefits of the assets are gradually realized, the prepaid expense is reduced as the asset is expensed off on the statement of operations.

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

During the three months ended March 31, 2022 and 2021, the Company has generated the revenue of $434,141 and $0 respectively, in the Lifestyle sector.

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

During the three months ended March 31, 2022 and 2021, the Company has generated $10,949 and $9,240, respectively revenue from this stream.

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

There were no contract assets at March 31, 2022 and December 31, 2021.

Contract liabilities

In accordance with ASC Topic 606-10-45-2, a contract liability is Company’s obligation to transfer goods or services to a customer when the customer prepays consideration or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $18,644 and $25,229 at March 31, 2022 and December 31, 2021, respectively.

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

Research and development expenditures in the development of its own software are charged to operations as incurred. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are immaterial. For the three months ended March 31, 2022 and 2021, the software development costs were $19,548 and $30,161, respectively.

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

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $196,102 and $900 for the three months ended March 31, 2022 and 2021, respectively.

• Product warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of March 31, 2022 and December 31, 2021. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

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

• Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2022 and 2021.

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

Translation of amounts from SGD into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

Schedule of Foreign currencies translation and transactions

	March 31, 2022	March 31, 2021
Period-end SGD$:US$ exchange rate	$0.73848	$0.74317
Period average SGD$:US$ exchange rate	$0.73928	$0.75039

Translation of amounts from VND into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end VND$:US$ exchange rate	$0.000044	$0.000043
Period average VND$:US$ exchange rate	$0.000044	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end INR$:US$ exchange rate	$0.013218	$0.013631
Period average INR$:US$ exchange rate	$0.013290	$0.013692

Translation of amounts from PESO into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end PESO$:US$ exchange rate	$0.019278	$N/A
Period average PESO$:US$ exchange rate	$0.019379	$N/A

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

For the three months ended March 31, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(6,548,378)	$(2,756,980)
Weighted average common shares outstanding – Basic and diluted	21,892,111	18,534,000
Net loss per share – Basic and diluted	$(0.30)	$(0.15)

	Three months ended March 31,	Three months ended March 31,
	2022	2021
Series A Convertible Preferred Stock (a)	—	8,000
Series B Convertible Preferred Stock	—	1,911,000
Series B-1 Convertible Preferred Stock	—	120,000
Series C Convertible Preferred Stock	—	282,750
Series C-1 Convertible Preferred Stock	—	5,014,500
Options to purchase common stock (b)	1,945,270	—
Warrants granted to underwriter	3,803,229	—
Warrants granted with Series C-1 Convertible Preferred Stock (c)	1,068,000	2,945,250
Total:	6,816,499	10,281,500

(a)	The Series A the conversion formula is aggregate Stated Value divided by IPO price (State Value for each Series A preferred shares is $1,000). These are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.
(b)	The Board of Directors have approved a 10-years option at an exercise price of $6.49 per share that will be exercisable at any time.
(c)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

• Leases

The Company adopted Topic 842, Leases (“ASC 842”) to determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the condensed consolidated balance sheets.

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

As of March 31, 2022 and December 31, 2021, the Company recorded the right of use asset of $807,869 and $627,968 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based compensation

Pursuant to ASU 2018-07, the Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2022, those shares issued and stock options granted for service compensations were immediately vested, and therefore these amounts are thus recognized as expense with an offset to preferred or March 31, 2022 and 2021, the stock-based compensations are recorded in the General and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss.”

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

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, from time to time, we have been and may be named as a defendant in various legal proceedings arising in connection with our business activities. We may also be involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”). We contest liability and/or the amount of damages as appropriate in each such pending matter. We do not anticipate that the ultimate liability, if any, arising out of any such pending matter will have a material effect on our financial condition, results of operations or cash flows.

Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 22, "Commitments and Contingencies".

As of March 31, 2022, the Company had a total of $118,559 outstanding in legal fees to its attorneys related to these matters.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity during the period covered by this report were included in a Current Report on Form 8-K and are therefore not required to be furnished hereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.2	Amended Bylaws of The Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.3	Certificate of Designation of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.4	Certificate of Correction of Series A Certificate of Designation filed May 2019 incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.5	Certificate of Correction to Series A Certificate of Designation filed December 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.1	Form of Series C-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.3	Form of Warrant Agent Agreement between the Company and the Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.1	Share Purchase Agreement, dated February 14, 2022, among the Push Delivery Pte Ltd. and Michael George C. Lim and several other Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on February 17, 2022).
10.2	Transfer of Capital Contribution Agreement, dated February 25, 2022, among Mai Anh Tuan and the Push Delivery Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 02, 2022).
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

** Filed herewith

++ Furnished herewith

In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIETY PASS INCORPORATED.

Date: May 17, 2022	/s/ Dennis Nguyen
Dennis Nguyen
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2022	/s/ Raynauld Liang
Raynauld Liang
Chief Financial Officer
(Principal Financial Officer)

