Form 10-Q
period 2022-06-30
SOCIETY PASS INCORPORATED.
filed 2022-08-17
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

(Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Co ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes ☐ No ☒

As of August 17, 2022, there were 25,375,174 shares of the registrant’s common stock, $0.0001 par value, outstanding

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”))

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$28,012,846	$23,264,777
Accounts receivable, net	51,891	52,588
Inventories, net	336,476	221,068
Deposits, prepayments and other receivables	4,549,753	6,094,254
Total current assets	32,950,966	29,632,687
Non-current assets:
Deposits, prepayments and other receivables	—	858,667
Intangible assets, net	3,284,230	4,000,000
Goodwill	454,519	—
Property, plant and equipment, net	96,713	57,035
Right of use assets, net	710,586	627,968
Total non-current assets	4,546,048	5,543,670
TOTAL ASSETS	$37,497,014	$35,176,357

LIABILITIES AND EQUITY
Current liabilities:
Accounts payables	$903,715	$261,907
Contract liabilities	4,618	25,229
Accrued liabilities and other payables	1,271,656	813,598
Due to related parties	22,822	524,763
Operating lease liabilities	292,968	218,077
Due to first insurance funding	148,137	596,047
Loan	63,460	—
Total current liabilities	2,707,376	2,439,621
Non-current liabilities
Operating lease liabilities	426,650	411,053
TOTAL LIABILITIES	3,134,026	2,850,674

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of June 30, 2022 and December 31, 2021, respectively	—	—
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, net of issuance cost	—	—

EQUITY (DEFICIT)
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common shares; $0.0001 par value, 95,000,000 shares authorized; 24,544,443 and 19,732,406 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,454	1,973
Additional paid-in capital	96,026,414	79,833,290
Accumulated other comprehensive loss	(35,997)	(54,340)
Accumulated deficit	(61,405,158)	(47,352,456)
Total equity attributable to Society Pass Incorporated	34,587,713	32,428,467
Non-controlling interest	(224,725)	(102,784)
TOTAL EQUITY	34,362,988	32,325,683
TOTAL LIABILITIES AND EQUITY	$37,497,014	$35,176,357

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Revenue, net
Sales – online ordering	$482,410	$—	$916,551	$—
Sales – data	5,642	—	5,642	—
Software sales	10,941	7,714	21,890	16,954
Hardware sales	69	69	69	335
Total revenue	499,062	7,783	944,152	17,289

Cost of sales:
Cost of online ordering	(456,968)	—	(852,858)	—
Cost of data	(975)	—	(975)	—
Software sales	(41,212)	(86,498)	(105,205)	(104,692)
Hardware sales	(45)	(64)	(45)	(165)
Total cost of revenue	(499,200)	(86,562)	(959,083)	(104,857)

Gross loss	(138)	(78,779)	(14,931)	(87,568)

Operating expenses:
Sales and marketing expenses	(253,290)	(41,284)	(449,392)	(42,184)
Software development costs	(17,320)	(36,828)	(36,868)	(66,989)
Impairment loss	—	—	(528,583)	(200,000)
General and administrative expenses	(7,345,364)	(4,167,802)	(13,186,062)	(6,121,899)
Total operating expenses	(7,615,974)	(4,245,914)	(14,200,905)	(6,431,072)

Loss from operations	(7,616,112)	(4,324,693)	(14,215,836)	(6,518,640)

Other income (expense):
Interest income	6,027	10	6,072	16
Interest expense	(384)	(12,157)	(4,429)	(24,214)
Loss on settlement of litigation	—	—	—	(550,000)
Other income	24,672	992	38,293	1,747
Total other expense	30,315	(11,155)	39,936	(572,451)

Loss before income taxes	(7,585,797)	(4,335,848)	(14,175,900)	(7,091,091)

Income taxes	(797)	(6,903)	(2,099)	(8,640)

NET LOSS	(7,586,594)	(4,342,751)	(14,177,999)	(7,099,731)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(82,270)	—	(125,297)	—

NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(7,504,324)	$(4,342,751)	$(14,052,702)	$(7,099,731)

Other comprehensive income (loss):
Net loss	(7,586,594)	(4,342,751)	(14,177,999)	(7,099,731)
Foreign currency translation adjustment	66,875	(6,583)	21,699	26,899
COMPREHENSIVE LOSS	$(7,519,719)	$(4,349,334)	$(14,156,300)	$(7,072,832)

Net loss attributable to non-controlling interest	(82,270)	—	(125,297)	—
Foreign currency translation adjustment attributable to non-controlling interest	6,371	—	3,356	—
Comprehensive loss attributable to Society Pass Incorporated	$(7,443,820)	$(4,349,334)	$(14,034,359)	$(7,072,832)

Net loss per share attributable to Society Pass Incorporated :
– Basic	$(0.31)	$(0.59)	$(0.61)	$(0.96)
– Diluted	$(0.31)	$(0.59)	$(0.61)	$(0.96)
Weighted average common shares outstanding:
– Basic	24,347,607	7,413,600	23,126,643	7,413,600
– Diluted	24,347,607	7,413,600	23,126,643	7,413,600

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three and Six months ended June 30, 2022
	Preferred Stock		Common stock
	Number of share	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Non-controlling interests	Total equity
Balance as of January 1, 2022	3,500	$—	19,732,406	$1,973	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$32,325,683
Shares issued for services	—	—	116,000	11	1,632,162	—	—	—	1,632,173
Shares issued for accrued salaries	—	—	25,444	3	86,466	—	—	—	86,469
Sale of units in public offering (net of expense)	—	—	3,484,845	348	10,402,543	—	—	—	10,402,891
Shares issued to for business acquisition of New Retail	—	—	226,629	23	799,977	—	—	—	800,000
Share issued upon the exercise of warrant	—	—	160,000	16	356,984	—	—	—	357,000
Share issued for accrued services	—	—	13,273	1	119,456	—	—	—	119,457
Fair value of stock option granted for director’s bonus	—	—	—	—	303,990	—	—	—	303,990
Shares issued to acquire non-controlling interest	—	—	2,497	—	22,470				22,470
Foreign currency translation adjustment	—	—	—	—	—	(42,161)	—	(3,015)	(45,176)
Net loss for the period	—	—	—	—	—	—	(6,548,378)	(43,027)	(6,591,405)
Balance as of March 31, 2022	3,500	$—	23,761,094	$2,375	$93,557,338	$(96,501)	$(53,900,834)	$(148,826)	$39,413,552
Share issued upon the exercise of warrant	—	—	27,300	3	55,887	—	—	—	55,890
Shares issued for services	—	—	370,000	37	1,694,702	—	—	—	1,694,739
Shares issued for accrued salaries	—	—	29,353	3	61,747	—	—	—	61,750
Shares issued for director’s remuneration	—	—	316,092	32	899,964	—	—	—	899,996
Shares issued to for the business acquisition of Gorilla Group	—	—	40,604	4	83,236	—	—	—	83,240
Fair value of stock option granted for director’s bonus	—	—	—	—	(303,990)	—	—	—	(303,990)
Shares issued to acquire non-controlling interest	—	—	—	—	(22,470)	—	—	—	(22,470)
Net loss for the period	—	—	—	—	—	—	(7,504,324)	(82,270)	(7,586,594)
Foreign currency translation adjustment	—	—	—	—	—	60,504	—	6,371	66,875
Balance as of June 30, 2022	3,500	$—	24,544,443	2,454	96,026,414	(35,997)	(61,405,158)	(224,725)	34,362,988

	Three and Six months ended June 30, 2021
	Common stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
Balance as of January 1, 2021	18,534,000	$1,854	$2,225,921	$(55,236)	$(12,587,311)	$(10,414,772)
Imputed interest	—	—	11,994	—	—	11,994
Net loss for the period	—	—	—	—	(2,756,980)	(2,756,980)
Foreign currency translation adjustment	—	—	—	33,482	—	33,482
Balance as of March 31, 2021	18,534,000	$1,854	$2,237,915	$(21,754)	$(15,344,291)	$(13,126,276)

Balance as of April 1, 2021	18,534,000	$1,854	$2,237,915	$(21,754)	$(15,344,291)	$(13,126,276)
Imputed interest	—	—	12,126	—	—	12,126
Stock-based compensation	—	—	2,894,075	—	—	2,894,075
Net loss for the period	—	—	—	—	(4,342,751)	(4,342,751)
Foreign currency translation adjustment	—	—	—	(6,583)	—	(6,583)
Balance as of June 30, 2021	18,534,000	1,854	5,144,116	(28,337)	(19,687,042)	(14,569,409)

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,177,999)	$(7,099,731)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,614,617	1,604,451
Impairment loss	528,583	200,000
Imputed interest	—	24,120
Financing charges – first insurance funding	4,429	—
Loss on settlement of litigation	—	550,000
Stock based compensation for services	4,208,568	3,507,275
Change in operating assets and liabilities:
Accounts receivable	8,699	(38)
Inventories	(111,060)	—
Deposits, prepayments and other receivables	2,470,800	(1,689)
Contract liabilities	(20,611)	(15,262)
Accounts payables	104,097	10,793
Accrued liabilities and other payables	436,712	(517,929)
Advances to related parties	(502,014)	225,000
Right of use assets	139,420	17,819
Operating lease liabilities	(152,715)	(18,529)
Net cash used in operating activities	(5,448,474)	(1,513,720)

Cash flows from investing activities:
Purchase of investment assets	—	(200,000)
Purchase of property, plant, and equipment	(58,901)	—
Purchase of subsidiary	(200,000)	—
Cash from purchase subsidiary	31,028	—
Net cash used in investing activities	(227,873)	(200,000)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock and exercise of warrants into preferred stock	412,890	1,322,505
Proceeds from public offering, net of offering expenses	10,402,891	—
Repayment of loan	(464,368)	—
Net cash provided by financing activities	10,351,413	1,322,505

Effect on exchange rate change on cash and cash equivalents	73,003	27,182

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,748,069	(364,033)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	23,264,777	506,666
CASH AND CASH EQUIVALENT AT END OF PERIOD	$28,012,846	$142,633

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$94
Cash paid for income tax	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for accrued salaries	$209,969	$—
Shares issued to acquire subsidiary	$883,240	$—
Shares issued for accrued services	$119,457	$—
Impact of adoption of ASC Topic 842 - lease obligation and ROU asset	$243,186	$—
Purchase consideration accrued for asset purchase transactions	$—	$160,000
Preferred stock issued but amount collected subsequently	$—	$251,250

See accompanying notes to unaudited condensed consolidated financial statements.

NOTE－1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the “Company”) is incorporated in State of Nevada on June 22, 2018 under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company through its subsidiaries, mainly sells and distributes the hardware and software of Point of Sales (POS) application in Vietnam. The Company also has online lifestyle platform to enable the consumers to purchase high-end brands of all categories under its own brand name of “Leflair”. In February 2022, the Company completed the acquisition of 100% equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary, mainly provide on-line Grocery and food delivery platform in Philippines and Vietnam respectively. In May 2022, the Company completed another acquisition of 100% equity interest of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd.

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

On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), related to the offering of 3,030,300 shares (the “Shares”) of the Company’s common stock and warrants to purchase up to 3,030,300 shares of common stock of the Company (the “Warrants”). Each Share is being sold together with one Warrant to purchase one Share at a combined offering price of $3.30. In addition, the Company granted the Underwriter a 45-day over-allotment option to purchase up to an additional 454,545 Shares and/or Warrants, at the public offering price, less discounts and commissions. On February 10, 2022, the Underwriter gave notice to the Company of the full exercise of their over-allotment option and that delivery of the overallotment securities has made on February 11, 2022.

Description of subsidiaries incorporated or acquired by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	State of Nevada, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India, February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam, October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Hottab Pte Ltd. (HPL)	Singapore, January 17, 2015	Software development and marketing for the F&B industry	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam, April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Hottab Asset Company Limited	Vietnam, July 25, 2019	Sale of POS hardware and software	VND 5,000,000,000	100%
Leflair Incorporated	United States, December 07, 2021	Investment holding	US$ 1	100%
SOPA Capital Limited	United Kingdom, December 07, 2021	Investment holding	GBP 1	100%
SOPA (Phil) Incorporated	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte Ltd	Singapore January 07, 2022	Investment holding	US$ 2,000	100%
Gorilla Networks Pte. Ltd.	Singapore September 3, 2019	Investment holding	US$ 2,620,000 and SGD 730,000	100%
Gorilla Connect Pte. Ltd.	Singapore May 18, 2022	Telecommunication resellers	SGD 100	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunication resellers	SGD 100	100%
Gorilla Networks (VN) LLC	Vietnam December 16, 2020	Telecommunication resellers	VND 233,000,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－2 LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company had cash balances of $28,012,846 a working capital surplus of $30,243,590 and accumulated deficit $61,405,158. For the six months ended June 30, 2022, the Company had a net loss of $14,177,999 and net cash used by operating activities of $5,448,474. Net cash used by investing activities was $227,873. Net cash provided by financing activities was $10,351,413, resulting principally from $10,402,891 net proceeds from IPO public offering and $412,890 net proceeds from the C1 warrants exercised. The Company also repaid $464,368 of First Insurance Funding loan during 2022.

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

COVID-19 (Delta and Omicron variants) and other Global Events

Due to the current or future resurgence of the pandemic (including the potential emergence of new and more transmissible variants, such as the Delta and Omicron variants), it has significantly impacted health and economic conditions throughout Vietnam, Indonesia, Philippines, Singapore and Southeast Asia. National, regional and local governments took a variety of actions to contain the spread of COVID-19, including office and store closures, quarantining suspected COVID-19 patients, and capacity limitations. These developments have significantly impacted the results of operations, financial condition and cash flows of the Company included in this reporting. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

While it is not possible at this time to estimate with sufficient certainty the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, by following local safe management measures, which may negatively affect the Company’s business. These measures are continuing but lightened. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The Russian-Ukraine war and the supply chain disruption have not affected any specific segment of our business.

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

• Emerging Growth Company

We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i) and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

• Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, incremental borrowing rate used to calculate right of use assets and lease liabilities, valuation and useful lives of intangible assets, valuation of impairment of long-lived assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, inventory valuation, revenue recognition, business acquisition allocation of purchase consideration, and deferred tax valuation allowance.

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

• Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in two reportable operating segments: (i) e-commerce, (ii) Merchant POS, (iii) Online Grocery and Food and Groceries Deliveries and (iv) Telecommunications Reseller.

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30 2022 and December 31, 2021, the cash and cash equivalents amounted to $28,012,846 and $23,264,777, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $10,780,926 and $13,699,082 as of June 30, 2022 and December 31, 2021, respectively. In addition, the Company has uninsured bank deposits of $16,966,211 and $9,315,695 with a financial institution outside the U.S as of June 30, 2022 and December 31, 2021, respectively. All uninsured bank deposits are held at high quality credit institutions.

• Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts amounted to $-0- and $0, respectively.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three and six months ended June 30, 2022 and 2021, the Company recorded an allowance for obsolete inventories of $-0- and $0, respectively. The inventories was amounted to $336,476 and $221,068 at June 30, 2022 and December 31, 2021, respectively.

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

The Company generates its revenues from a diversified a mix of e-commerce activities (B2C), grocery and food delivery (B2C), telecommunication reseller (B2C) and the services providing to merchants for their business growth (B2B), which are operated under four business segments of e-Commerce (previously mentioned as Consumer Facing Business), grocery and food delivery, telecommunication reseller, and Merchant POS (previously mentioned as Merchant Facing Business).

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

The Company has online lifestyle platform to enable the consumers to purchase high-end brands of all categories under its own brand name of “Leflair”. Under the deployment of the Company’s smart search engine, consumers search or review their favorite brands among hundreds of choices in Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The platform also allows consumers to order from hundreds of vendor choices with personalized promotions based on purchase history and location. The platform has also partnered up with a Vietnam-based delivery company, Tikinow, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers can place orders for delivery or collect at the Company’s logistics center.

Other online platforms include brand name of “Handcart” and “Pushkart” to enable the consumers to purchase grocery and food from difference local grocery and food merchants and deliver to them in their area.

The Company also has online telecommunication reseller platform operate under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package.

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

During the six months ended June 30, 2022 and 2021, the Company has generated the revenue of $892,715 and $-0- respectively, in the Lifestyle sector.

During the three months ended June 30, 2022 and 2021, the Company has generated the revenue of $482,410 and $-0- respectively, in the Lifestyle sector.

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

During the six months ended June 30, 2022 and 2021, the Company has generated $21,890 and $16,954, respectively revenue from software fees.

During the three months ended June 30, 2022 and 2021, the Company has generated $10,941 and $7,714, respectively revenue from software fees..

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

Grocery and food delivery consists of online grocery under brand name “Pushkart” and food delivery service under brand name “Handycart” as follows:

Customers place order of grocery and food through online platform of “Pushkart” and “Handcart” respectively. Upon received order by the grocery and food merchant, the platform will assign third party delivery man to pick up and deliver the grocery and food to the customers. Revenue are thus recognized at the point of the grocery and food delivered and paid by the customer in cash.

During the six months ended June 30, 2022 and 2021, the Company has generated $23,836 and $-0-, respectively revenue from this stream.

During the three months ended June 30, 2022 and 2021, the Company has generated $8,042 and $-0-, respectively revenue from this stream.

Telecommunication reseller provides local mobile data plan and overseas internet data plan under brand name of “Gorilla” as follows:

Local mobile plan - customers subscribe their desired monthly local mobile plan through online platform of “Gorilla” after customer account registration completed. The Company will proceed to register the Sim card and arrange delivery to the customer. Upon the Sim card activation, the system will capture the data usage of each customers at the end of each month, prorated by the package data capacity and monthly subscription rate for revenue recognition. Unused data will be converted to Rewards Point and carry forward to next month for subsequent revenue recognition point. With this, the company also recognize revenue from Rewards Point redemption for subscription offset, voucher redemption, extra data purchase, at the point of transaction accepted through the customer account in the online platform.

Overseas internet data plan – customers place order of their desired overseas internet data plan through online platform of “Gorilla” or third party partner platforms. The revenue is recognize at the point of time when the Sim card delivered and activated.

During the six months ended June 30, 2022 and 2021, the Company has generated $5,642 and $-0-, respectively revenue from this stream.

During the three months ended June 30, 2022 and 2021, the Company has generated $5,642 and $-0-, respectively revenue from this stream.

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

There were no contract assets at June 30, 2022 and December 31, 2021.

Contract liabilities

In accordance with ASC Topic 606-10-45-2, a contract liability is Company’s obligation to transfer goods or services to a customer when the customer prepays consideration or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $4,618 and $25,229 at June 30, 2022 and December 31, 2021, respectively.

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

Research and development expenditures in the development of its own software are charged to operations as incurred. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are immaterial. For the six months ended June 30, 2022 and 2021, the software development costs were $36,868 and $66,989, respectively. For the three months ended June 30, 2022 and 2021, the software development costs were $17,320 and $36,828, respectively.

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

Cost of sales under grocery and food delivery consist of the cost of outsource delivery and outsource payment gateway, which are directly attributable t the sales of grocery and food delivery.

Cost of sales under telecommunication data reseller consist of the cost of primary telecommunication service, which are directly attributable to the sales of telecommunication data.

• Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers which are borne by the Company’s suppliers or distributors for merchant POS business.

Except for e-Commerce business, the shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the Company are recorded in cost of sales.

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $253,290 and $449,392 for the three and six months ended June 30, 2022, respectively. Advertising expense was $41,284 and $42,184 for the three and six months ended June 30 2021, respectively.

• Product warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of June 30, 2022  and December 31, 2021. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

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

• Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30 2022 and 2021.

• Foreign currencies translation and transactions

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”) and Philippines Pesos (“PHP”), respectively, which are the functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Shareholders’ equity is translated using the historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes in shareholder’s equity.

Translation of amounts from SGD into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

Schedule of Foreign currencies translation and transactions

	June 30, 2022	June 30, 2021
Period-end SGD:US$ exchange rate	$0.71874	$0.74356
Period average SGD:US$ exchange rate	$0.73258	$0.75028

Translation of amounts from VND into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end VND:US$ exchange rate	$0.000043	$0.000043
Period average VND:US$ exchange rate	$0.000044	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end INR:US$ exchange rate	$0.012675	$0.013450
Period average INR:US$ exchange rate	$0.013126	$0.013617

Translation of amounts from PHP into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end PHP:US$ exchange rate	$0.018176	$	N/A
Period average PHP:US$ exchange rate	$0.019173	$	N/A

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

• Earning per share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the periods.

For the three and six months ended June 30, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share

	Three months ended June 30,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(7,504,324)	$(4,342,751)
Weighted average common shares outstanding – Basic and diluted	24,347,607	7,413,600
Net loss per share – Basic and diluted	$(0.31)	$(0.59)

	Six months ended June 30,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(14,052,702)	$(7,099,731)
Weighted average common shares outstanding – Basic and diluted	23,126,632	7,413,600
Net loss per share – Basic and diluted	$(0.61)	$(0.96)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued

	Six months ended June 30,	Six months ended June 30,
	2022	2021
Series A Convertible Preferred Stock (a)	—	8,000
Series B Convertible Preferred Stock	—	764,400
Series B-1 Convertible Preferred Stock	—	48,000
Series C Convertible Preferred Stock	—	113,100
Series C-1 Convertible Preferred Stock	—	2,186,400
Options to purchase common stock (b)	1,945,270	—
Warrants granted to underwriter	3,793,929	—
Warrants granted with Series C-1 Convertible Preferred Stock (c)	—	1,178,700
Total of common stock equivalents	5,739,199	4,298,600

(a)	The Series A the conversion formula is aggregate Stated Value divided by IPO price (State Value for each Series A preferred shares is $1,000). These are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.
(b)	The Board of Directors have approved a 10-years option at an exercise price of $6.49 per share that will be exercisable at any time.
(c)	The expiry date of warrants granted with Series C-1 was expired on June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company recorded the right of use asset of $710,586 and $627,968 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based compensation

Pursuant to ASU 2018-07, the Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2022, those shares issued and stock options granted for service compensations were vested 180 days later based on share issuance date, and therefore these amounts are thus recognized as expense during the six months ended June 30, 2022 and 2021, the stock-based compensations are recorded in the General and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss.”

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

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements, but does not believe that it will have a material affect on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements, but does not believe that it will have a material affect on its consolidated financial statements..

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance, however, it appears that more revenue will be recorded under this new requirement than was previously allowed.

No other new accounting pronouncements were issued or became effective in the period that had, or are expected to have, a material impact on our condensed consolidated Financial Statements.

NOTE－4 REVENUE

Revenue consisted of the following deliverables:

	Six Months ended June 30,
	2022	2021
Sales – online ordering	$916,551	$—
Sales – data	5,642	—
Software subscription sales	21,890	16,954
Hardware sales	69	335
	$944,152	$17,289

	Three Months ended June 30,
	2022	2021
Sales – online ordering	$482,410	$—
Sales – data	5,642	—
Software subscription sales	10,941	7,714
Hardware sales	69	69
	$499,062	$7,783

Contract liabilities recognized was related to software sales only and the following is reconciliation for the periods presented:

Schedule of Contract liabilities

	Six Months ended June 30, 2022	Year ended December 31, 2021
Contract liabilities, brought forward	$25,229	$18,646
Add: recognized as deferred revenue	3,969	44,064
Less: recognized as revenue	(24,580)	(37,481)
Contract liabilities, carried forward	$4,618	$25,229

NOTE－5 SEGMENT REPORTING

Currently, the Company has four reportable business segments:

(i)	e-Commerce operates an online lifestyle platform under the brand name of “Leflair” covering a diversity of services and products, such as Fashion & Accessories, Beauty & Personal Care, and Home & Lifestyle, and managed by SOPA Technology Company Ltd, and
(ii)	Merchant POS operates the sale of hardware and software, managed by Hottab group and SOPA entities except SOPA Technology Company Ltd, and
(iii)	Online grocery and food deliveries operates an online food delivery under brand name of “Handycart” and online grocery delivery under “Pushkart”, managed by Dream Space Trading Co Ltd and New Retail Experience Incorporated respectively, and
(iv)	Telecommunication reseller operates the sales of local mobile plan and global internet plan, managed by Gorilla Group.

The Company’s Chief Finance Officer (CFO) evaluates operating segments using the following table presents revenues and gross profits by reportable segment and asset except liability information.

Schedule of Segment Reporting

	Six Months Ended June 30, 2022
	Online Grocery and Food Deliveries	Telecommunication Reseller	e-Commerce	Merchant POS	Total
Revenue from external customers:
Sales – online ordering	$—	$—	$892,715	$—	$892,715
Sales – online platform	23,836	—	—	—	23,836
Sales – data	—	5,642	—	—	5,642
Software sales	—	—	—	21,890	21,890
Hardware sales	—	—	—	69	69
Total revenue	23,836	5,642	892,715	21,959	944,152

Cost of sales:
Cost of online ordering	—		(825,960)	—	(825,960)
Cost of online platform	(26,898)	—	—	—	(26,898)
Cost of data	—	(975)			(975)
Software sales	—	—	(92,541)	(12,664)	(105,205)
Hardware sales	—	—	—	(45)	(45)
Total cost of revenue	(26,898)	(975)	(918,501)	(12,709)	(959,083)

Gross income (loss)	(3,062)	4,667	(25,786)	9,250	(14,931)

Operating Expenses
Sales and marketing expenses	(818)	—	(448,574)	—	(449,392)
Software development costs	—	—	—	(36,868)	(36,868)
Impairment loss	—	—	—	(528,583)	(528,583)
Depreciation	(77)	(1,270)	—	(13,270)	(14,617)
Amortization	—	—	—	(1,600,000)	(1,600,000)
General and administrative expenses	(59,372)	(79,852)	(606,910)	(10,825,311)	(11,571,445)
Total operating expenses	(60,267)	(81,122)	(1,055,484)	(13,004,032)	(14,200,905)

Loss from operations	(63,329)	(76,455)	(1,081,270)	(12,994,782)	(14,215,836)

Other income (expense)
Interest income	—	—	186	5,886	6,072
Interest expense	—	—	—	(4,429)	(4,429)
Other income	—	1,777	699	35,817	38,293
Total other income	—	1,777	885	37,274	39,936

Loss before income taxes	$(63,329)	$(74,678)	$(1,080,385)	$(12,957,508)	$(14,175,900)

	Six Months Ended June 30, 2021
	Online Grocery and Food Deliveries	Telecommunication Reseller	e-Commerce	Merchant POS	Total
Revenue from external customers:
Sales – online ordering	$—	$—	$—	$—	$—
Sales – online platform	—	—	—	—	—
Sales – data	—	—	—	—	—
Software sales	—	—	—	16,954	16,954
Hardware sales	—	—	—	335	335
Total revenue	—	—	—	17,289	17,289

Cost of sales:
Cost of online ordering	—	—	—	—	—
Cost of online platform	—	—	—	—	—
Cost of data	—	—	—	—	—
Software sales	—	—	—	(104,692)	(104,692)
Hardware sales	—	—	—	(165)	(165)
Total cost of revenue	—	—	—	(104,857)	(104,857)

Gross income (loss)	—	—	—	(87,568)	(87,568)

Operating Expenses
Sales and marketing expenses	—	—	—	(42,184)	(42,184)
Software development costs	—	—	—	(66,989)	(66,989)
Impairment loss	—	—	—	(200,000)	(200,000)
Depreciation	—	—	—	(4,451)	(4,451)
Amortization	—	—	—	(1,600,000)	(1,600,000)
General and administrative expenses	—	—	—	(4,517,448)	(4,517,448)
Total operating expenses	—	—	—	(6,431,072)	(6,431,072)

Loss from operations	—	—	—	(6,518,640)	(6,518,640)

Other income (expense)
Interest income	—	—	—	16	16
Interest expense	—	—	—	(24,214)	(24,214)
Loss on settlement of litigation				(550,000)	(550,000)
Other income	—	—	—	1,747	1,747
Total other income	—	—	—	(572,451)	(572,451)

Loss before income taxes	$—	$—	$—	$(7,091,091)	$(7,091,091)

	Three Months Ended June 30, 2022
	Online Grocery and Food Deliveries	Telecommunication Reseller	e-Commerce	Merchant POS	Total
Revenue from external customers:
Sales – online ordering	$—	$—	$466,616	$—	$466,616
Sales – online platform	23,836	—	(8,042)	—	15,794
Sales – data	—	5,642	—	—	5,642
Software sales	—	—	—	10,941	10,941
Hardware sales	—	—	—	69	69
Total revenue	23,836	5,642	458,574	11,010	499,062

Cost of sales:
Cost of online ordering	—		(432,707)	—	(432,707)
Cost of online platform	(26,898)	—	2,637	—	(24,261)
Cost of data	—	(975)	—	—	(975)
Software sales	—	—	(34,836)	(6,376)	(41,212)
Hardware sales	—	—	—	(45)	(45)
Total cost of revenue	(26,898)	(975)	(464,906)	(6,421)	(499,200)

Gross income (loss)	(3,062)	4,667	(6,332)	4,589	(138)

Operating Expenses
Sales and marketing expenses	(818)	—	(252,472)	—	(253,290)
Software development costs	—	—	—	(17,320)	(17,320)
Impairment loss	—	—	—	—	—
Depreciation	(77)	(1,270)	5	(6,653)	(7,995)
Amortization	—	—	—	(800,000)	(800,000)
General and administrative expenses	(59,372)	(79,852)	(435,855)	(5,962,290)	(6,537,369)
Total operating expenses	(60,267)	(81,122)	(688,322)	(6,786,263)	(7,615,974)

Loss from operations	(63,329)	(76,455)	(694,654)	(6,781,674)	(7,616,112)

Other income (expense)
Interest income	—	—	146	5,881	6,027
Interest expense	—	—	—	(384)	(384)
Other income	—	1,777	—	22,895	24,672
Total other income	—	1,777	146	28,392	30,315

Loss before income taxes	$(63,329)	$(74,678)	$(694,508)	$(6,753,282)	$(7,585,797)

	Three Months Ended June 30, 2021
	Online Grocery and Food Deliveries	Telecommunication Reseller	e-Commerce	Merchant POS	Total
Revenue from external customers:
Sales – online ordering	$—	$—	$—	$—	$—
Sales – online platform	—	—	—	—	—
Sales – data	—	—	—	—	—
Software sales	—	—	—	7,714	7,714
Hardware sales	—	—	—	69	69
Total revenue	—	—	—	7,783	7,783

Cost of sales:
Cost of online ordering	—	—	—	—	—
Cost of online platform	—	—	—	—	—
Cost of data	—	—	—	—	—
Software sales	—	—	—	(86,498)	(86,498)
Hardware sales	—	—	—	(64)	(64)
Total cost of revenue	—	—	—	(86,562)	(86,562)

Gross income (loss)	—	—	—	(78,779)	(78,779)

Operating Expenses
Sales and marketing expenses	—	—	—	(41,284)	(41,284)
Software development costs	—	—	—	(36,828)	(36,828)
Impairment loss	—	—	—	—	—
Depreciation	—	—	—	(2,214)	(2,214)
Amortization	—	—	—	(800,000)	(800,000)
General and administrative expenses	—	—	—	(3,365,588)	(3,365,588)
Total operating expenses	—	—	—	(4,245,914)	(4,245,914)
	—	—
Loss from operations	—	—	—	(4,324,693)	(4,324,693)

Other income (expense)
Interest income	—	—	—	10	10
Interest expense	—	—	—	(12,157)	(12,157)
Other income	—	—	—	992	992
Total other income	—	—	—	(11,115)	(11,155)

Loss before income taxes	$—	$—	$—	$(4,335,848)	$(4,335,848)

	June 30, 2022
	Online Grocery and Food Deliveries	Telecommunication Reseller	e-Commerce	Merchant POS	Total
Intangible assets, net	$—	$884,230	$—	$2,854,519	$3,738,749
Identifiable assets	$95,155	$184,102	$699,561	$32,779,447	$33,758,265

	December 31, 2021
	Online Grocery and Food Deliveries	Telecommunication Reseller	e-Commerce	Merchant POS	Total
Intangible assets, net	$—	$—	$—	$4,000,000	$4,000,000
Identifiable assets	$—	$—	$9,638,035	$21,538,322	$31,176,357

	Six Months Ended June 30, 2022
	Online Grocery and Food Deliveries	Telecommunication Reseller	e-Commerce	Merchant POS	Total
Capital Expenditure:
Purchase of property, plant, and equipment	$—	$—	$30,783	$57,613	$88,396
Total capital expenditure	$—	$—	$30,783	$57,613	$88,396

Six Months Ended June 30, 2021
	Online Grocery and Food Deliveries	Telecommunication Reseller	e-Commerce	Merchant POS	Total
Capital Expenditure:
Purchase of property, plant, and equipment	$—	$—	$—	$—	$—
Total capital expenditure	$—	$—	$—	$—	$—

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic revenue segments

	Six Months Ended June 30,
	2022	2021
Indonesia	$20,696	$14,974
Vietnam	896,661	2,315
Singapore	5,641	—
Philippines	21,154	—
	$944,152	$17,289

	Three Months Ended June 30,
	2022	2021
Indonesia	$10,328	$6,930
Vietnam	469,137	853
Singapore	5,641	—
Philippines	13,956	—
	$499,062	$7,783

NOTE－6 BUSINESS COMBINATION

On February 14, 2022 and February 25, 2022, the Company completed the acquisition of 100% equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited (the “Acquisition”), respectively.

(c) Acquisition of New Retail:

The total consideration of the acquisition is 226,629 shares of common stock, with a fair value of approximately $800,000 and cash consideration of $200,000 The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

Purchase price consisted of the following:
Fair value of stock at closing	$800,000
Cash paid	200,000
Less cash received	(5,445)
Purchase price	$994,555

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

The Company expects to retain the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on February 14, 2022. The preliminary estimated fair value of assets acquired, and liabilities assumed in were as follows: The purchase price allocation resulted in $983,103 of goodwill. The purchase price allocation resulted in $983,103 of goodwill,

Acquired assets:
Trade receivables	$4,728
Other receivables	9,603
Property and equipment	204
Total acquired assets	14,535
Less: Assumed liabilities
Trade payables	2,804
Accrued liabilities and other payable	279
Total Assumed liabilities	3,083
Fair value of net assets assumed	11,452
Goodwill recorded	983,103

Cash consideration allocated	$994,555

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

The goodwill is not expected to be deductible for tax purposes. The Company recognized a goodwill impairment of $528,583 during the six months ended June 30, 2022, because there were continuous operating losses and negative cash flows incurred subsequent to the acquisition date. Under ASC 350-20-50, the Company recognized the goodwill impairment loss by comparing the actual operating results of New Retail to the profit forecast which indicated that the goodwill was impaired. Goodwill impairments may not be subsequently reversed.

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

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2022 and 2021.

	Six months ended June 30, 2022	Six months ended June 30, 2021
Revenue	$1,181,847	$185,266
Net loss	$(14,202,024)	$(2,763,079)
Net loss per share	$(0.57)	$(0.15)

(ii) Acquisition of Dream Space:

The total acquisition consideration of the acquisition is cash consideration of VND 2,300,000, (approximately US$104). The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

Purchase price consisted of the following:
Cash paid	$104
Less cash received	-
Purchase price	$104

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

The purchase price allocation resulted in $-0- of goodwill, as below:

Acquired assets:
Trade receivables	$1,168
Other receivables	5
Cash	1,429
Property and equipment
Total acquired assets	2,602
Less: Assumed liabilities
Trade payables	1,228
Accrued liabilities and other payable	2,557
Total Assumed liabilities	3,805
Fair value of net liabilities assumed	(1,203)
Exchange difference	1,307
Goodwill recorded	—
Cash consideration allocated	$104

Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The preliminary allocation of the purchase price is based on the best information available and is pending, among other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) the finalization of the valuations and useful lives for the intangible assets acquired; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

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

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2022 and 2021.

	Six months ended June 30, 2022	Six months ended June 30, 2021
Revenue	$947,354	$25,728
Net loss	$(14,200,611)	$(7,099,708)
Net loss per share	$(0.57)	$(0.38)

(iii) Acquisition of Gorilla:

On May 31, 2022, the Company (“Buyer”) entered into Stock Purchase Agreement with Gorilla Networks Pte Ltd. (“Gorilla”) for the acquisition of 100% of the equity interests in Gorilla for an aggregate purchase price equal to (i) the number of the Buyer’s shares of restricted common stock equal to the quotient of $150,000 divided by the closing price of the Buyer’s common stock on the Nasdaq Capital Market on the day immediately before the Closing Date (“Closing Price”) issued on the Closing Date (“First Tranche”) and (ii) the number of the Buyer’s shares of restricted common stock equal to the quotient of $1,000,000 (less the amount of the First Tranche and the amount of the Assumed Liabilities) divided by the Closing Price issued on the six month anniversary of the Closing Date (“Second Tranche”). The approximately $338,785 ($1,000,000 less assumed liabilities of $661,215).The Company accounted for the transaction as an acquisition of a business, on May 31, 2022, pursuant to ASC 805, “Business Combinations” (“ASC 805”).

Purchase price consisted of the following:
Fair value of stock at closing	$338,785
Less: cash received	(25,583)
Purchase price	$313,202

The Company accounts for business combinations using the acquisition method and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 8 of Regulation S-X, respectively, are not required to be presented.

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on their preliminary estimated fair values.

The Company expects to retain the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on May 31, 2022. The preliminary estimated fair value of assets acquired, and liabilities assumed in were as follows: The purchase price allocation resulted in $-0- of goodwill, as below:

Acquired assets:
Inventories	$4,348
Trade receivables	3,273
Other receivables	58,029
Property and equipment	8,876
Intangible assets (Apps development cost)	899,891
Total acquired assets	974,417
Less: Assumed liabilities	—
Trade payables	534,907
Accrued liabilities and other payable	51,538
Amount due to related parties	73
Amount due to shareholder	74,697
Total acquired Liabilities	661,215
Fair value of net assets assumed	313,202
Goodwill recorded	—
Net consideration allocated, net	$313,202

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

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2022 and 2021.

	Six months ended June 30, 2022	Six months ended June 30, 2021
Revenue	$1,076,601	$17,289
Net loss	$(17,143,580)	$(7,129,282)
Net loss per share	$(0.69)	$(0.38)

NOTE－7 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	June 30, 2022	December 31, 2021
Deposits	$129,289	$68,991
Prepayments (a)	587,437	32,279
Prepayments for consultancy fee (b)	3,434,666	6,010,667
Prepayments for first insurance funding (c)	247,500	742,500
Value added tax	142,536	96,818
Other receivables	6,787	1,666
Advance to related party	1,538	—
Total	$4,549,753	$6,952,921
Less: non-current portion
Prepayments for consultancy fee	—	(858,667)
Current portion	$4,549,753	$6,094,254

(a)	Consists mainly prepayments for legal and professional fees to GrowHub Innovations Company Pte Ltd, Mesa and Red Eminent. The company entered into agreement with them, The total consideration of the service are $918,472. The Company’s due to these 3 companies was $523,512 and $-0- as of June 30, 2022 and Dec 31, 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized the amortization of prepaid legal and professional fee of $ 394,960 and $-0-, respectively, using the straight- line method over a term of 6 months, 9 months and 12 months. For the three months ended June 30, 2022 and 2021, the Company recognized the amortization of prepaid legal and professional fee of $366,659 and $-0-, respectively.

(b)	On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as consultants to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The consideration of the service are $3,250,000 and $3,190,000. The Company’s due to China-America Culture Media Inc. balance was $1,733,333 and $3,033,334 as of June 30, 2022 and December 31, 2021, respectively. The Company’s due to New Continental Technology Inc., balance was $1,701,333 and $2,977,333 as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized the amortization of prepaid consulting expense of $2,576,000 and $-0-, respectively, using the straight-line method, over a term of 15 months. For the three months ended June 30, 2022 and 2021, the Company recognized the amortization of prepaid consulting expense of $1,288,000 and $-0-, respectively.
(c)	On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down payment of $247,500 (25%) and the remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022. The Company’s D&O insurance prepayment balance was $247,500 and $742,500 as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022 and 2021 the Company recognized the amortization of prepaid insurance expense of $495,000 and $-0-, respectively. For the three months ended June 30, 2022 and 2021 the Company recognized the amortization of prepaid insurance expense of $247,500 and $-0-, respectively.

NOTE－8 INVENTORIES

	June 30, 2022	December 31, 2021
Finished goods	$336,476	$221,068
Less
Reserve for excess and obsolete inventory	—	—
Total Inventories	$336,476	$221,068

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $852,858 and $456,968 and $-0- and $-0- incurred during the six and three months ended June 30, 2022, and June 30, 2021 respectively. The inventories were amounted to $336,476 and $221,068 at June 30, 2022 and December 31, 2021, respectively.

NOTE－9 INTANGIBLE ASSETS

As of June 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	Useful life	June 30, 2022	December 31, 2021
At cost:		(Unaudited)

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development		884,230	—
Other intangible assets	3 – 5 years	1,725	1,725
		8,885,955	8,001,725
Less: accumulated depreciation		(5,601,725)	(4,001,725)
		$3,284,230	$4,000,000

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

Also, owner of CVO entered into call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 19). As a result of this option exercise, there were no accounting effect on the Company’s financial statement during the period ended June 30, 2022.

Amortization of intangible assets attributable to future periods is as follows:

Six months ended June 30, 2022:	Amount
2022 (remaining period)	$1,600,000
2023	800,000
Total	$2,400,000

Amortization of intangible assets was $1,600,000 and $1,600,000 for the six months ended June 30, 2022 and 2021, respectively.

Amortization of intangible assets was $800,000 and $800,000 for the three months ended June 30, 2022 and 2021, respectively.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $884,230 (2020: $-0-) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process. No amortization was recognized as the project is still ongoing as of June 30, 2022.

NOTE－10 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2021
	(Unaudited)
At cost:
Computer	$84,942	$33,207
Office equipment	8,286	16,826
Furniture and fixtures	8,387	—
Renovation	38,451	27,731
	140,066	77,764
Less: accumulated depreciation	(36,360)	(21,743)
Less: exchange difference	(6,993)	1,014
	$96,713	$57,035

Depreciation expense for the six months ended June 30, 2022 and 2021 was $14,617 and $4,451, respectively.

Depreciation expense for the three months ended June 30, 2022 and 2021 was $12,380 and $4,395, respectively.

NOTE—11 ASSET PURCHASE AGREEMENT

On February 16, 2021, the Company entered into an agreement to acquire assets of Goodventures SEA Limited (“Goodventure”). The acquired assets consisted of intellectual property for it lifestyle e-commerce retail business. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Goodventure a total of $200,000 in cash on a deferred basis. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented.

Acquired assets:
Intellectual property	$200,000

Less: Assumed liabilities
Accrued liabilities and other payable	—

Fair value of net assets acquired	200,000
Impairment loss recorded	(200,000)
Net asset value	$—

The Company has paid $40,000 during the period ended June 30, 2021. As of June 30, 2021, the Company has a payable of $160,000 on the balance sheet.

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

The following table summarizes the changes in non-controlling interest from December 31, 2021 to June 30, 2022:

Schedule of non-controlling interest

Balance, December 31, 2021	5%
Transfer (to) from the non-controlling interest as a result of Leflair Purchase Agreement	—%
Parent Co. acquired/exchanged the non controlling interest holding with their shares	—%
Balance, June 30, 2022	5%

A reconciliation of the non-controlling loss attributable to the Company:

Schedule of reconciliation non-controlling loss attributable to the company

Non Controlling Interest, December 31, 2021	$(102,784)
Acquisition cost	—
Net loss attributable to non-controlling interest	(125,297)
Foreign currency translation adjustment	3,356
Non Controlling Interest, June 30, 2022	$(224,725)

Net loss attributable to non-controlling interest for the six months ended June 30, 2022:

Schedule of Net loss attributable to non-controlling interest

Net loss generated by SOPA Technology Pte Ltd for the six months ended June 30, 2022	$(2,546,684)
Non controlling interest percentage	5%
Net loss attributable to non-controlling interest	$(125,297)
Foreign currency translation adjustment	3,356
Non Controlling Interest	$(121,941)

For the six months ended June 30, 2022, 5% noncontrolling interest shareholder in SOPA Technology Pte Ltd shared the loss of $125,297.

NOTE－12 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Amounts due to related parties (a)	$22,822	$24,763
Amount due to a director (b)	—	500,000
	$22,822	$524,763

(a)	The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company’s due to related parties balance was $22,822 and $24,763 as of June 30, 2022 and December 31, 2021, respectively.
(b)	The amount represented paid salaries and bonus to the Director which was unsecured, interest-free and had no fixed terms of repayments. As of June 30, 2021, the Director had $960,833 in accrued, but unpaid compensation which could be converted to shares by dividing that amount by the employment agreement conversion price of $0.83 to produce 1,157,630 shares. During the year ended December 31, 2021, the Company issued those shares at the fair value of $3,854,908, results into the additional compensation expenses of $2,894,075 accounted under stock based compensation account. The Company’s due to a director balance was $-0- and $500,000 as of June 30, 2022 and December 31, 2021, respectively.

NOTE－13 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Accounts payable	$903,715	$261,907
Accrued liabilities and other payables- Related Party (a)	434,301	60,253
Accrued liabilities and other payables (b)	837,355	753,345
Other Accounts payable	1,271,656	813,959
Total Accounts payable	$2,175,371	$1,075,505

Accounts payable includes significant third parties balance of $532,752 acquired from Gorilla business through business combination on May 31, 2022.

(a)	The amount represented due to one related parties in respect to unpaid salaries amounted to $3,440 as of June 30, 2022.

The amount represented due to one related parties in respect to unpaid salaries amounted to $6,818 as of December 31, 2021.

(b)	Accrued liabilities and other payables consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
Accrued payroll	$75,627	$85,888
Accrued VAT expenses	76,343	62,044
Accrued taxes	72,703	62,272
Other accrual (d)	367,682	298,141
Other payables (c)	245,000	245,000
Total Accrued liabilities	$837,355	$753,345

(c)	This included $75,000 related to SOSV. In January 2019, the HPL entered into stock purchase agreement and accelerator contract for equity (ACE) with SOSV IV LLC (SOSV) whereby the HPL will issue shares representing 5% of their capital stock for the amounts of $168,000 in three tranches (a) SOSV to pay to the HPL $75,000 for integration of Mobile Only Accelerator (MOX) software development kit, (b) SOSV to pay on behalf of the HPL $48,000 upon MOX successful application and setting up subsidiary, and (c) SOSV to pay on behalf of the HPL $45,000 for setting program for services. The Company received first tranche of $75,000 only and therafter no other two tranches received by the HPL, however, the outcome of the deal did not results success and so later the HPL have not issued any shares to the SOSV, therefore the arrangement amount of $75,000 accounted as loan from SOSV. The Company sent the legal letter to the SOSV intimating that the Company acquired HPL by issuing 156 shares of preferred stock series C to Hottab Holding Limited for the 100% acquisition of HPL. As of June 30, 2022 and December 31, 2021, the Company had a total of $75,000 and $75,000 outstanding on this account, respectively. (refer footnote#19 for legal update).

(d)	This included $255,000 related to Gorilla acquisition outstanding purchase price consideration.

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of June 30, 2022 and December 31, 2021.

The Company adopts a 5.26% as weighted average incremental borrowing rate to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.57 year.

During the six months ended June 30, 2022, the Company enter into new lease arrangements, and accounted as per ASC Topic 842, the ROU asset and lease obligation of $243,186.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	June 30, 2022	June 30, 2021
Operating lease expense (per ASC 842)	$139,420	$20,668
Short-term lease expense (other than ASC 842)	4,653	810
Total lease expense	$144,073	$21,478

As of June 30, 2022, right-of-use assets were $710,586 and lease liabilities were $719,618.

As of December 31, 2021, right-of-use assets were $627,968 and lease liabilities were $629,130.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of June 30, 2022

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending June 30:

Years ended June 30,	Operating lease amount
2023	$316,436
2024	266,661
2025	137,841
2026	17,760
Total	738,698
Less: interest	(19,080)
Present value of lease liabilities	$719,618
Less: non-current portion	426,650
Present value of lease liabilities – current liability	$292,968

NOTE－15 DUE TO FIRST INSURANCE FUNDING

On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down-payment of $247,500 (25%) and remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022. The effective interest rate 5.35%. For the six months ended June 30, 2022 and 2021, the Company recognized the amortization of interest expense of $4,429 and $-0-, respectively.

For the three months ended June 30, 2022 and 2021, the Company recognized the amortization of interest expense of $384 and $-0-, respectively.

During the six months ended June 30, 2022 the Company has repaid the installments for $454,430 and the balance outstanding remained $148,137 at June 30, 2022.

During the year ended December 31, 2021 the Company has repaid the installments for $151,476 and the balance outstanding remained $596,047 at December 31, 2021.

Future contractual amortization of debt as of June 30, 2022

The below table summarizes our (i) minimum payments in the next twelve months, (ii) implied interest, and (iii) present value of future payments in the next twelve months:

Schedule of Future contractual amortization of debt

Year ending June 30,	Future payment
2023	$150,989
Less: imputed interest	(2,852)
Present value of first insurance funding – current liability	$148,137

NOTE－16 LOAN

	June 30, 2022	December 31, 2021
	(Unaudited)
Loan – A (i)	$22,161	$—
Loan – B (ii)	10,781	—
Loan – C (iii)	30,518	—
	$63,460	$—

i)	On March 15, 2022, the newly acquired Company borrow loan from credit company of SGD 50,000, approximately US$35,937 for a term of 9 months until December 15, 2022. The effective interest rate 30%. For the six months ended June 30, 2022 and 2021, the Company recognized the interest expense of $916 and $-0-, respectively. For the three months ended June 30, 2022 and 2021, the Company recognized the interest expense of $916 and $-0-, respectively.
ii)	On January 23, 2022, the newly acquired Company borrow loan from credit company of SGD 30,000, approximately US$21,562 for a term of 12 months until January 23, 2023. The effective interest rate 30%. For the six months ended June 30, 2022 and 2021, the Company recognized the interest expense of $440 and $-0-, respectively. For the three months ended June 30, 2022 and 2021, the Company recognized the interest expense of $440 and $-0-, respectively.
iii)	On August 17, 2021, the newly acquired Company borrow loan from bank of SGD 50,000, approximately US$35,937 for a term of 60 months until August 31, 2026. The effective interest rate 4.75%. For the six months ended June 30, 2022 and 2021, the Company recognized the interest expense of $121 and $-0-, respectively. For the three months ended June 30, 2022 and 2021, the Company recognized the interest expense of $121 and $-0-, respectively.

NOTE－17 SHAREHOLDERS’ DEFICIT

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

Common stock outstanding

As of June 30, 2022 and December 31, 2021, the Company had a total of 24,544,443 and 19,732,406 shares of its common stock issued and outstanding, respectively.

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

An additional result of the stock split was that the stated value of preferred stock, the number of designated shares and outstanding shares of each series of preferred stock was unchanged in accordance to the respective certificate of designations. The number of authorized shares of preferred stock remained unchanged as a result of the stock split and reverse stock split described above.

On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC, related to the offering of 2,888,889 shares of the Company’s common stock (the “Firm Share”), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company has granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the “Option Shares”) to cover over-allotments. The Company’s common stock was listed on the Nasdaq Capital Market on November 9, 2021 and began trading on such date. The closings (the IPO Closing.) of the offering and sale of the Firm Shares and the sale of 236,111 Option Shares occurred on November 12, 2021. Aggregate gross proceeds from the closings related to the Firm Shares and the Option Shares was $26,000,001 and $2,124,999, respectively. The IPO related expenses in these transactions amounted to $2,677,846.

Upon the IPO Closings, all outstanding shares of preferred stock series A, B, B-1, C and C-1 were automatically converted into 888,889 shares, 764,400 shares, 48,000 shares, 465,600 shares and 4,195,200 shares of the Company’s common stock for the value of $8,000,000, $3,412,503, $466,720, $8,353,373 and $5,536,832, respectively.

During the six months ended June 30, 2022 and 2021, the Company issued 2,497 and 0 shares of its common stock for share exchange with the subsidiary’s 0.08% non-controlling interest and valued it at par as there was no change in the control over the subsidiary.

On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), related to the offering of 3,484,845 shares including over-allotment (the “Shares”) of the Company’s common stock,. Each Share is being sold together with one Warrant to purchase one Share at a combined offering price of $3.30.

During the six months ended June 30, 2022, a total of 70,791 warrants were exercised in exchange to 187,300 shares of its common stock for the value of $412,890. During the six months ended June 30, 2021, no warrants were exercised to common stock.

During the three months ended June 30, 2022, a total of 91 warrants were exercised in exchange to 27,300 shares of its common stock for the value of $55,890. During the three months ended June 30, 2021, no warrants were exercised to common stock.

During six months ended June 30, 2022, the Company issued 486,000 shares of our common stock to consultants in exchange for consulting services value of $1,524,059.

During three months ended June 30, 2022, the Company issued 370,000 shares of our common stock to consultants in exchange for consulting services value of $1,060,500.

During the six months ended June 30, 2022, the Company issued 54,797 of our share of common stock to six of our employees as compensation value of $148,219. During the six months ended June 30, 2021, no shares was issued to employees.

During the three months ended June 30, 2022, the Company issued 29,353 of our share of common stock to six of our employees as compensation value of $61,750. During the three months ended June 30, 2021, no shares was issued to employees.

During three and six months ended June 30, 2022, the Company issued 13,273 shares of our common stock to Brugau Pte Ltd and Cory Bentley to accrued for shortfalls in original issuances pursuant to the terms of agreements value of $119,457.

During February 2022, the Company issued 226,629 shares of its common stock for share exchange with the subsidiary’s 100% non-controlling interest at $3.53, total amounting to $800,000 and valued it at par as there was no change in the control over the subsidiary.

During May 2022, the Company issued partial first tranche 40,604 shares of its common stock for share exchange with the subsidiary’s 100% controlling interest at $2.05, total amounting to $1,000,000 less assumed liabilities of $661,215 and valued it at par as there was no change in the control over the subsidiary. .As of June 30, 2022 the accrued consideration liability outstanding is approximately $255,000.

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

In December 2020, the Company issued certain numbers of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant is entitled the holder to purchase one C-1 preferred share at a price of $420 per share. The warrants shall be exercisable on or before December 31, 2020 and June 30, 2021. During the six months ended June 30, 2021, the Company issued 1,880 warrants.

In December 2020, a total of 838 warrants are exercised in exchanged to 838 Series C-1 preferred shares. (refer note 13 for details).

Below is a summary of the Company’s issued and outstanding warrants as of June 30, 2022 and December 31, 2021:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020 (a)	2,047	$420	0.6
Issued (b)	2,120	$420	0.5
Issued (a)	144,445	$9.90	5.0
Exercised	(307)	$(420)	—
Expired	—	—	—
Outstanding as of December 31, 2021	148,305	$20.57	4.88
Issued (c)	3,728,784	3.28	4.11
Exercised	(79,661)	$(3.28)	0.5
Expired	(3,500)	(420)	—
Outstanding as of June 30, 2022	3,793,928	$3.57	4.45

There is no intrinsic value for warrants as of June 30, 2021 and December 31, 2020.

(a)	Common stock will be issued if those warrants exercise the 144,445 warrants having intrinsic value of $-0- and $73,667 as of June 30, 2022 and December 31, 2021, respectively.
(b)	Preferred stock series C-1 will be issued if those warrants exercise. Those preferred stock series C-1 was automatically converted into the 0 and 1,158,000 common stock with the intrinsic value of $0 and $10,433,580 as of June 30, 2022 and December 31, 2021, respectively.
(c)	Common stock will be issued if those warrants exercise 3,649,484 warrants having no intrinsic value as of June 30, 2022.

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

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020	—	—	—
Granted	1,945,270	6.49	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2021	1,945,270	$6.49	10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of June 30, 2022	1,945,270	$6.49	9.5

The total fair value of options vested during the six months ended June 30, 2022 and year ended December 31, 2021 was $-0- and $12,159,652 respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2022 and years ended December 31, 2021

December 31, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Director’s stock awards

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Unvested as of December 31, 2020	—	—	—
Issued	814,950	7.65	2 years
Vested	(162,990)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2021	651,960	$7.65	1.67 years
Issued	—	—	—
Vested	(162,990)	7.65	—
Cancelled	—	—	—
Unvested as of June 30, 2022	488,970	$7.65	1.17 years

Shares Unvested at period-end	488,970	$7.65

Below is the unvested shares vesting schedule at future years

Year ended December 31 2022	162,990
Year ended December 31 2023	325,980
Total	448,970

The Company issued 814,950 shares of its common stock on September 1, 2021 (“start date”) of which 651,960 shares shall be subject to vesting. The vesting shares shall be vested in accordance with the following vesting schedule: 162,990 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the six months ended June 30, 2022 and 2021, the Company recognized the amortization of stock compensation expense of $1,802,584 and $0, respectively. For the three months ended June 30, 2022 and 2021, the Company recognized the amortization of stock compensation expense of $634,240 and $0, respectively. The remaining unamortized vesting expenses in 1.17 years which estimated with a cost of $1,626,759.

NOTE－18 PREFERRED STOCKS AND WARRANTS

As of June 30, 2022 and December 31, 2021, the Company’s preferred stocks have been designated as follow:

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
(b)	adversely affect the shares of Series A Preferred Stock, including in connection with a merger, recapitalization, reorganization or otherwise.

(2) The affirmative vote of at least a majority of the holders of the shares of the Series A Preferred Stock shall be necessary to:

(a)	enter into a transaction or series of related transactions deemed to be a liquidation, dissolution or winding up of the Corporation, or voluntarily liquidate or dissolve;
(b)	authorize a merger, acquisition or sale of substantially all of the assets of the Company or any of its subsidiaries (other than a merger exclusively to effect a change of domicile of the Company to another state of the United States);
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

Conversion Rights (Series A Preferred Stock): Upon the consummation of an initial public offering, the issued and outstanding shares of Series A Preferred Stock automatically convert into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) the aggregate Stated Value of the issued and outstanding Series A Preferred Stock plus any other amounts due to the holders thereof divided by (y) the offering price of the Company’s common stock. If 90 days after conversion, the closing market price of the Company’s common stock as quoted on Nasdaq (the “Market Value”) has decreased below the initial public offering price, each holder of the Series A Preferred Stock shall be issued a warrant to purchase a number of shares of the Company’s common stock equal to 40% of the quotient of the (a) aggregate Stated Value held by such holder before conversion at the initial public offering price and the Market Value of the shares of common stock that were issuable upon conversion divided by (b) the Market Value. The warrants shall have a term of five years and shall be exercisable at the Market Value.

Conversion Rights (Preferred Stock other than Series A Preferred Stock): Upon the consummation of an initial public offering, each issued and outstanding share of Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock and Series C-1 Preferred Stock will automatically convert into 750 shares of the Company’s common stock.

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

Series A Preferred Shares

There was no Series A Preferred Shares issued during the three and six months ended June 30, 2022 and 2021.

Upon the IPO Closings, all outstanding shares of Series A Preferred Shares were automatically converted into 888,889 shares of the Company’s common stock in the value of $8,000,000, equal to approximately $9 per share.

As of June 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series A Preferred Shares issued and outstanding, respectively.

Series B Preferred Shares

There was no Series B Preferred Shares issued during the three and six months ended June 30, 2022 and 2021.

Upon the IPO Closings, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock at a value of $3,412,503, equal to approximately $4.46 per share.

As of June 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series B Preferred Shares issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Shares issued during the three and six months ended June 30, 2022 and 2021.

Upon the IPO Closings, all outstanding shares of Series B-1 Preferred Shares were automatically converted into 48,000 shares of the Company’s common stock at a value of $466,720, equal to approximately $9.72 per share.

As of June 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series B-1 Preferred Shares issued and outstanding, respectively.

Series C Preferred Shares

There was no Series C Preferred Shares issued during the three and six months ended June 30, 2022 and 2021.

Upon the IPO Closings, all outstanding shares of Series C Preferred Shares were automatically converted into 465,600 shares of the Company’s common stock at a value of $8,353,373, equal to approximately $17.9 per share.

As of June 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series C Preferred Shares issued and outstanding, respectively.

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

As of June 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series C-1 Preferred Shares issued and outstanding, respectively.

Series X Super Voting Preferred Shares

In August 2021, the Company created a new series of preferred stock to be titled “Series X Super Voting Preferred Stock”, at $0.0001 par value, consisting of 3,500 authorized shares and to provide to such preferred stock certain rights and privileges including but not limited to the right to 10,000 votes per share (post reverse split: 4,000 votes per share) to vote on all matters that may come before the stockholders of the Corporation, voting together with the common stock as a single class on all matters to be voted or consented upon by the stockholders but is not entitled to any dividends, liquidation preference or conversion or redemption rights, so accordingly it is accounted as an equity classification.

As of June 30, 2022 and December 31, 2021, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Shares issued and outstanding, respectively.

NOTE－19 INCOME TAXES

For the six months ended June 30, 2022 and 2021, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Six months ended June 30,
	2022	2021
Tax jurisdiction from:
- Local	$11,263,271	$6,423,481
- Foreign	2,912,629	(667,610)
Loss before income taxes	$14,175,900	$(7,091,091)

The provision for income taxes consisted of the following:

Six months ended June 30,
	2022	2021
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	—	—
- Philippines	—	—
- India	2,099	8,640

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- Philippines	—	—
- India	—	—
Income tax expense	$2,099	$8,640

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

United States

The Company is registered in the Nevada and is subject to the tax laws of United States. A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Six months ended June 30,
	2022	2021
Loss before income taxes	$(11,263,271)	$(6,423,481)
Statutory income tax rate	21%	21%
Income tax expense at statutory rate	(2,365,287)	(1,348,931)
Tax effect of allowance	2,365,287	1,348,931
Income tax expense	$—	$—

As of June 30, 2022, the operation in the United States incurred $15,983,953 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has an indefinite life.. The Company has provided for a full valuation allowance against the deferred tax assets of $3,356,630 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

	Six months ended June 30,
	2022	2021
Loss before income taxes	$(1,787,435)	$(419,416)
Statutory income tax rate	17%	16%
Income tax expense at statutory rate	(303,864)	(67,107)
Tax effect of allowance	303,864	67,107
Income tax expense	$—	$—

As of June 30, 2022, the operations in Singapore incurred $2,964,941 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $504,040 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2022 and 2021 is as follows:

	Six months ended June 30,
	2022	2021
Loss before income taxes	$(966,387)	$(260,623)
Statutory income tax rate	20%	20%
Income tax expense at statutory rate	(193,277)	(52,125)
Tax effect of allowance	193,277	52,125
Income tax expense	$—	$—

As of June 30, 2022, the operation in the Vietnam incurred $2,268,477 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $453,695 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2022 and 2021 is as follows:

	Six months ended June 30,
	2022	2021
Profit before income taxes	$8,530	$12,429
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	2,133	3,107
Tax effect of allowance	(2,133)	(3,107)
Income tax expense	$—	$—

As of June 30, 2022, the operation in the India incurred $8,530 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $2,133.

Philippines

The Company’s subsidiary operating in Philippines is subject to the Philippines Income Tax at a standard income tax rate of 25% during its tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2022 and 2021 is as follows:

	Six months ended June 30,
	2022	2021
Loss before income taxes	$(167,337)	$—
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	41,834	—
Tax effect of allowance	(41,834)	—
Income tax expense	$—	$—

As of June 30, 2022, the operation in the Philippines incurred $167,337 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $41,834 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of June 30, 2022 and December 31, 2021 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	June 30, 2022	December 31, 2021
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	3,356,630	1,875,143
- Singapore	504,040	272,937
- Vietnam	453,695	260,418
- India	—	—
- Philippines	41,834	—
	10,371,334	8,423,632
Less: valuation allowance	(10,371,334)	(8,423,632)
Deferred tax assets, net	$—	$—

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of June 30, 2022 and 2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the six months ended June 30, 2022 and 2021, there were no penalties or interest recorded in income tax expense.

NOTE－20 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries in which the Company operates. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the six months ended June 30, 2022 and 2021, $45,762 and $3,986 contributions were made respectively. During the three months ended June 30, 2022 and 2021, $37,672 and $1,925 contributions were made respectively.

NOTE－21 RELATED PARTY TRANSACTIONS

From time to time, the shareholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid and accrued to the directors, the total salaries of $596,119 and $-0- and $163,280 and $251,804 during the six months ended June 30, 2022 and 2021, respectively.

The Company paid and accrued to the directors, the total salaries of $378,060 and $-0- and $26,001 and $$251,804- during the three months ended June 30, 2022 and 2021, respectively.

The company subsidiaries paid their one officer, total professional fee of $5,599 and $8,316 during the six months ended June 30, 2022 and 2021, respectively.

The company subsidiaries paid their one officers, total professional fee of $1,151 and $4,752 during the three months ended June 30, 2022 and 2021, respectively.

The Company paid and accrued to its shareholders, total professional fee of $1,328,010 and $150,000 and $70,000 and $230,785 during the six months ended June 30, 2022 and 2021, respectively.

The Company paid and accrued to its shareholders, total professional fee of $1,151,592 and $150,000 and $77,080 and $230,785 during the three months ended June 30, 2022 and 2021, respectively.

The Company issued 370,000 shares to related parties for total professional fee of $1,060,500 and $0 during the thee and six months ended June 30, 2022 and 2021, respectively.

The Company issued 316,092 shares to related parties for total salaries of $899,996 and $0 during the thee and six months ended June 30, 2022 and 2021, respectively.

On May 20, 2022, the Company’s has internal restructuring of SOPA Technology Company Limited portion, who was previously under 100% holding of SOPA Technology Pte. Ltd., effectively 95% under Society Pass Incorporated, now 100% holding of Leflair Incorporated, effectively 100% under Society Pass Incorporated.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－22 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the six months ended June 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Six months ended June 30, 2022		June 30, 2022
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$783,141	82.94%	$34,062
Customer B	$109,567	11.60%	$(11,818)

	Three months ended June 30, 2022		June 30, 2022
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$392,739	88.24%	$—
Customer B	$73,876	14.80%	—

	Six months ended June 30, 2021		June 30, 2021
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$14,797	85.59%	$—

	Three months ended June 30, 2021		June 30, 2021
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$7,009	88.11%	$—

The customers are located in Vietnam except one located in Indonesia.

(b) Major vendors

For the three and six months ended June 30, 2022 and 2021, the vendors who accounts for 10% or more of the Company’s hardware purchases and software cost and its outstanding payable balances as at period-end dates, are presented as follows:

	Three and Six months ended June 30, 2022		June 30, 2022
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$—	-%	$—

	Six months ended June 30, 2021		June 30, 2021
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$12,436	11.86%	$—

	Three months ended June 30, 2021		June 30, 2021
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$12,436	14.37%	$—

All vendors are located in Vietnam.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors affecting the credit risk of specific customers, historical trends and other information.

(d) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND, SGD, PHP and INR and a significant portion of the assets and liabilities are denominated in VND, SGD and INR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND, SGD, PHP and INR. If VND, SGD, PHP and INR depreciates against US$, the value of VND, SGD, PHP and INR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e) Economic and political risks

The Company’s operations are conducted in the Republic of Vietnam. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the Vietnam, and by the general state of the Vietnam economy.

The Company’s operations in the Vietnam and India are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Vietnam and India, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE－23 COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has no material commitments or contingencies .

Right issues under Series C-1 preferred stock

The Company has issued warrant pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant entitles the holder to purchase two (2) common shares at a price of $168 per share. The warrants shall be exercisable on or before December 31, 2020 and June 30, 2021, respectively. On April 19, 2021, the Company extended the termination date of the Warrant issued to the Preferred Series C-1 holder by six months from the expiration date of June 30, 2021 to December 31, 2021. On November 16, 2021, the Company has further extended the termination date until June 30, 2022. The Company considers this warrant as permanent equity per ASC Topic 815-40-35-2, since the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related to warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to accumulated paid-in capital.

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

SOSV

In January 2019, the HPL entered into stock purchase agreement and accelerator contract for equity (ACE) with SOSV IV LLC (SOSV) whereby the HPL will issue shares representing 5% of their capital stock for the amounts of $168,000 in three tranche (a) SOSV to pay to the HPL $75,000 for integration of Mobile Only Accelerator (MOX) software development kit, (b) SOSV to pay on behalf of the HPL $48,000 upon MOX successful application and setting up subsidiary, and (c) SOSV to pay on behalf of the HPL $45,000 for setting program for services. The Company received first tranche of $75,000 only and thereafter no other two tranche received by the HPL, however, the outcome of the deal did not results success and so later the HPL have not issued any shares to the SOSV, therefore the arrangement amount of $75,000 accounted as loan from SOSV. On February 2, 2021, the Company sent the legal letter to the SOSV intimating that the Company acquired HPL by issuing 117,000 preferred stock series C to Hottab Holding Limited for the 100% acquisition of HPL. As of June 31, 2022  and December 31, 2021, the Company had a total of $75,000 and $75,000, outstanding on this account, respectively. (see below for legal update)

Service contracts

The Company carries various service contracts on its vendors for repairs, maintenance and inspections. All contracts are short term and can be cancelled.

Material contracts

On May 28, 2021, the Company entered into a business cooperation agreement with Paytech Company Limited (Strategic Partners) to provide payment integration and loyalty services to the platform that allows merchants to process transactions with consumers. As of date, this program have not started and are expected to commence later in 2022 or in 202.

On August 15, 2021, the Company entered into a business cooperation agreement with Rainbow Loyalty Company Limited (Strategic Partners) to provide loyalty services for merchants on the platform. As of June 30, 2022, this program has not started and is expected to commence in the latter part of 2022 or early 2023.

On May 26, 2021, the company entered into a business cooperation agreement with TikiNow Smart Logistic Limited Company to provide warehouse service, packing service, delivery service and payment collection of online orders that paid by cash (COD). This agreement has been implemented since effective on October 1, 2021.

On May 15, 2021, the company entered into a business cooperation agreement with AsiaPay Company Limited (Partner) to provide payment gateway service for customers who make payment by credit cards on the platform. This agreement has been implemented effective September 7th, 2021.

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

On September 1, 2021 the Company entered into a 5-year employment agreement with Raynauld Liang, its Chief Financial Officer and Singapore Country General Manager. The employment agreement provides Mr. Liang with compensation of (i) an annual base salary of $240,000; (ii) an annual discretionary incentive cash bonus with a minimum target of 25% of base salary; (iii) 814,950 shares of the Company’s common stock (taking into account the Company’s stock split 1:750 and reverse stock split 1:2.5), of which 651,960 shares are subject to vesting over a two-year period; and (iv) all other executive benefits sponsored by the Company. If a change of control of the Company occurs and if at the time of such change of control the Company’s common stock is trading at a price that is double the initial public offering price, then Mr. Liang will be entitled to a cash bonus equal to three (3) times his base salary. If Mr. Liang is terminated other than for cause or resigns for good reason, he will be entitled to receive continued base salary until the earlier of (x) the anniversary date of such termination and (y) the end of the 5-year term of the employment agreement; provided, however, if the termination is after September 1, 2022, then the period set forth in clause (x) shall be 18 months from the date of the employment agreement. Mr. Liang may terminate his employment agreement at any time other than for good reason with 30 days’ notice to the Company.

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

The litigation docket of Carmel, Milazzo & Feil LLP (the Company’s outside counsel) discloses the following actual, pending or threatened litigation for the Company:

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

The Company has submitted a total and general denial of the allegations of the Demand. The matter has been assigned to an arbitrator and a Preliminary Hearing and Scheduling Order was issued in or around November 9, 2020. Dispositive motions were due at the end of January 2021 but otherwise this matter was in the discovery phase with any Final Hearing before the arbitrator tentatively scheduled for mid-September 2021. On May 21, 2021, the Company agreed to settle the matter for the sum of $550,000. No additional shares were included in the settlement agreement. The settlement sum is required to be paid in two tranches, with $250,000 to have been paid on or before May 28, 2021 and the remaining $300,000 to be paid on or before June 30, 2021. The Company made the first payment of $250,000 on May 25, 2021 and intends to complete the settlement sum as provided under the settlement agreement by paying the remaining $300,000 on or before June 30, 2021. In connection with the settlement, the Company recognized litigation settlement expense of $550,000, which was fully paid during the year ended December 31, 2021.

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

Upon these allegations, SOSV asserts causes of action sounding in fraudulent misrepresentation/concealment, breach of contract, breach of the covenant of good faith and fair dealing, quantum meruit and/or unjust enrichment, promissory estoppel, oppression of minority shareholder, and breach of fiduciary duties. SOSV seeks damages in the amount of $336,000 in addition to damages equal to the value of SOSV’s alleged equity in Hottab or in the alternative shares of the Company in an amount equal to SOSV’s ownership interest in Hottab at the time of the purchase of Hottab’s shares from Hottab Holdings.

Initially, SOSV filed suit in the District Court for New Jersey on June 10, 2021. SOSV voluntarily dismissed its New Jersey lawsuit and on October 29, 2021, re-filed the action in the Southern District of New York. The Southern District of New York lawsuit was also voluntarily dismissed by SOSV. SOSV has recently re-filed the suit in the Supreme Court of the State of New York, County of New York. The most recently filed complaint contains largely similar allegations and asserts causes of action sounding in fraudulent misrepresentation/concealment, intentional interference with contract, breach of the implied covenant of good faith and fair dealing, quantum meruit/unjust enrichment, oppression of minority shareholder, breach of fiduciary duty, and recission (or in the alternative declaration of ownership interest). The most recently filed complaint demands $336,000 and damages equal to the value of SOSV’s alleged ownership interest in Hottab, or alternatively an Order compelling the issuance of shares in SoPa in an amount equal to Plaintiff’s ownership interest in Hottab at the time of the Agreement of Purchase and Sale. SOSV also seeks disgorgement, though this does not include any pertinent dollar figure.

The Company denies the accusations of SOSV and intends to vigorously defend this matter. As the lawsuit is still in the pleadings stage, we are unable to prognosticate a likelihood of success. The Company reserved a provision for $75,000 legal fee in this lawsuit.

As of June 30, 2022, the Company had a total of $240,981 outstanding in legal fees to its attorneys related to these matters.

As of June 30 2022, the Company expects no possible loss from these legal proceedings and no provision is accrued accordingly.

NOTE－24 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through August 17, 2022 the Company issued the unaudited condensed consolidated financial statements.

On July 7, 2022, the Company, through its wholly-owned subsidiary, Thoughtful Media Group Incorporated, a Nevada corporation (the “Buyer"), acquired from AdActive Media Group, Inc., a Delaware corporation (the “Seller”), (i) all of the outstanding capital stock of AdActive Media CA, Inc., a California corporation (the “CA Sub”), and (ii) 99.75% of all of the outstanding capital stock of Thoughtful Thailand Limited, a Thailand corporation. The consideration paid to the Seller by the Company and the Buyer, included in a Stock Purchase Agreement, among the Company, Buyer and Seller (the “Stock Purchase Agreement”), was 609,327 shares of the Company’s common stock. The Company also issued the Seller a warrant, expiring on July 7, 2023, to purchase 203,109 shares of the Company’s common stock at an exercise price of $2.1335. The Company also assumed two loans, with a principal balance of $300,000 not including interest, payable by the Seller and the CA Sub (“Assumed Liabilities”). The Seller, however, agreed to indemnify the Company if the Parent or Buyer make payments for any liabilities of the Buyer and the CA sub greater than $700,000, including the Assumed Loans.

On July 1, 2022, the Company through the subsidiary “Leflair Incorporated” issued a warrant to purchase 5,900,000 shares of our common stock to Sopa Capital Limited, an entity that is owned by our Chairman and officers of SoPa, for services to be provided by Sopa Capital Limited for identifying sources of investment capital for the Company and identifying merger candidates among other services. The warrant gives such entity the right to purchase the 5,900,000 shares of our common stock at a purchase price of $0.60, shall not be effective until October 1, 2022, and shall expire on July 1, 2027.

On July 20, 2022, the Company, through its wholly-owned subsidiary, New Retail Experience Incoroproated, a Philippines corporation (“ the Buyer”) acquired Mangan PH Food Delivery Services Corp., a corporation registered in Philippines at a consideration price of US$400,000. The consideration price will be settled by US$132,000 in cash and $268,000 in Company share at issued date price. On July 19, 2022, the Company has issued 69,072 shares to settle first tranche US$134,000 at US$1.94 per share.

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, Quarterly Report on Form 10-Q for the three months ended March 31, 2022, as filed with the SEC on May 17, 2022, and other reports that we file with the SEC from time to time.

References in this Quarterly Report on Form 10-Q to “us”, “we”, “our” and similar terms refer to Society Pass Incorporated.

Overview

We acquire and operate e-commerce platforms and mobile applications through our direct and indirect wholly or majority-owned subsidiaries, including but not limited to Society Technology LLC, SOPA Technology Pte Ltd, SOPA Cognitive Analytics Pte Ltd, SOPA Technology Co Ltd, HOTTAB Pte Ltd and HOTTAB Vietnam Co Ltd. Along with HOTTAB Asset Vietnam Co Ltd (currently wholly-owned by one employee of HOTTAB Vietnam Co Ltd and contractually operated by HOTTAB Vietnam Co Ltd), Leflair Incorporated, Push Delivery Pte Ltd, New Retail Experience Incorporated (“NREI”), and Dream Space Co., Ltd (“Dream Space”), Gorilla Networks Pte Ltd (“Gorilla Net”), Gorilla Mobile Pte Ltd (“Gorilla Mob”). These fourteen companies form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in Vietnam, Philippines and Singapore while maintaining an administrative headquarters in Singapore and a software development center, which was located in India but is transitioning to a location in SEA. In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”). We acquired NREI and Dream Space in February 2022 and have integrated the Leflair Assets, NREI and Dream Space into the Society Pass corporate structure and ecosystem. Society Pass Incorporate acquired Gorilla Net and Gorilla Mob in May 2022 under Society Pass Incorporated. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on the VIP countries (Vietnam, Indonesia and Philippines) of SEA.

Our business currently comprises of the following five verticals: lifestyle, grocery and food delivery, merchant software, telecommunication reseller, and loyalty. Lifestyle includes Leflair App and Leflair.com website; Grocery and food delivery (“F&B”) includes Pushkart App, Pushkart.ph website, Handycart App, and Handycart.vn website. The merchant software segment includes #HOTTAB Biz App, #HOTTAB POS App and Hottab.net website. Telecommunication reseller business includes Gorilla App and Gorilla.com website. The loyalty vertical includes Society Pass App and SoPa.asia website. In addition, in the third quarter we acquired companies in the travel and digital media verticals. These current four and prospective e-commerce interfaces are collectively referred to in this Quarterly Report as the “Platform”.

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

Leflair.com website and Leflair App are marketed in Vietnam. Pushkart.ph website and Pushkart App are marketed in Philippines. Handycart.vn website and Handycart App are marketed in Vietnam. Gorilla App and Gorilla.com website are marketed in Singapore.

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

As of August 17, 2022 we have onboarded over 1.6 million registered consumers and over 5,500 registered merchants on our Platform.

Impact of the COVID-19 Pandemic and other Global Events

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

The Russian-Ukraine war and the supply chain disruption have not affected any specific segment of our business.

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue,net	$499,062	$7,783	$944,152	$17,289
Cost of revenue	(499,200)	(86,562)	(959,083)	(104,857)
Gross loss	(138)	(78,779)	(14,931)	(87,568)
Less operating expenses:
Sales and marketing expenses	(253,290)	(41,284)	(449,392)	(42,184)
Software development costs	(17,320)	(36,828)	(36,868)	(66,989)
Impairment loss	—	—	(528,583)	(200,000)
General and administrative expenses	(7,345,364)	(4,167,802)	(13,186,062)	(6,121,899)
Total operating expenses	(7,615,974)	(4,245,914)	(14,200,905)	(6,431,072)
Loss from operations	(7,616,112)	(4,324,693)	(14,215,836)	(6,518,640)

Other income (expense):
Interest income	6,027	10	6,072	16
Interest expense	(384)	(12,157)	(4,429)	(24,214)
Loss on settlement of litigation	—	—	—	(550,000)
Other income	24,672	992	38,293	1,747
Total other expense	30,315	(11,155)	39,936	(572,451)
Loss before income taxes	(7,585,797)	(4,335,848)	(14,175,900)	(7,091,091)
Income taxes	(797)	(6,903)	(2,099)	(8,640)
NET LOSS	$(7,586,594)	$(4,342,751)	$(14,177,999)	$(7,099,731)

Revenue. We generated revenues of $499,062 and $7,783 during the three months ended June 30, 2022 and 2021 respectively. During the six month ended June 30, 2022 and 2021 we generated revenue of $944,152 and $17,289 respectively. The significant increase in revenue for three months and six month periods was mainly due to increase in the sales from our online platforms and newly acquired subsidiaries.

During the six months ended June 30, 2022 and 2021, the following customer exceeded 10% of the Company’s revenues:

	Six months ended June 30, 2022		June 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$783,141	82.94%	$34,062
Customer B	$109,567	11.60%	$(11,818)

	Six months ended June 30, 2021		June 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$14,797	85.59%	$—

For the three months ended June 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended June 30, 2022
Customer	Revenues	Percentage of revenues
Customer A	$392,739	78.70%
Customer B	$73,876	14.80%

	Three months ended June 30, 2021
Customer	Revenues	Percentage of revenues
Customer A	$7,009	88.11%

Customer is located in Vietnam.

Cost of Revenue. Cost of revenue was $499,200 and $86,562 during three months ended June 30, 2022, and 2021 respectively. During the period of six months ended June 30, 2022 and 2021, we incurred cost of revenue was $959,083 and $104,857 respectively. Cost of revenue increased primarily as a result of the increased sales and the cost of logistic.

Major vendors

For the six months ended June 30, 2022 and 2021, only one vendor accounted for 10% or more of the Company’s hardware purchases and software costs:

	Six months ended June 30, 2022		June 30, 2022
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$—	—	$—

	Six months ended June 30, 2021		June 30, 2021
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$12,436	11.86%	$—

For the three months ended June 30, 2022 and 2021, the vendors who accounts for 10% or more of the Company’s hardware purchases and software cost its outstanding payable balances as at year-end dates, are presented as follows:

Three months ended June 30, 2022
Vendors	Purchases	Percentage of purchases
Vendor A	$—	—

	Three months ended June 30, 2021
Vendors	Purchases	Percentage of purchases
Vendor A	$12,436	14.37%

Our one major vendor is located in Vietnam.

Gross Loss. We recorded a gross loss of $138 and $78,779 for three months ended June 30, 2022 and 2021 respectively. During the six months ended June 30, 2022 and 2021, we recorded a gross loss of $14,931 and $87,568 respectively. The decrease in gross loss is due to increased revenue from e-commerce and our newly acquired telecommunication reseller business.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $253,290 and $41,284 for the three months ended June 30, 2022 and 2021 respectively. During the six months ended June 30, 2022 and 2021, we have incurred S&M expenses of $449,392 and $42,184 respectively. The increase in S&M expense in 2022 is primarily attributable to the increased in sales activity and the related promotion expenses related needed for new merchants joining our e-commerce platform. Further, there was an increase in marketing cost in 2022 to attract the attention of customers to our e-commerce platform.

Software Development Cost (“SDC”). We incurred SDC expenses of $17,320 and $36,828 for three months ended June 30, 2022 and 2021 respectively. During the six months ended June 30, 2022 and 2021, we incurred SDC expenses of $36,868 and $66,989 respectively. The decrease in SDC in 2022 is primarily attributable to the restructuring of our technology development team.

Impairment Charge (“IC”). We incurred impairment charges of $528,583 and $200,000 for the six months ended June 30, 2022, and 2021, respectively. No impairment charge was incurred for the three months ended June 30, 2022 and 2021. The increase is primarily attributable to the impairment of goodwill related to the acquisition of the NREI ecommerce asset in the first quarter of 2022 which was expensed in the same period due to the short life term of the asset and the quantum of consideration.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $7,345,364 and $4,167,802 for the three months ended June 30, 2022 and 2021 respectively. During the six months ended June 30, 2022 and 2021, we incurred G&A expenses of $13,186,062 and $6,121,899 respectively. The increase in G&A is primarily attributable to the increased professional costs associated with cost related to business acquisition and the Company’s filing for listing on the Nasdaq Stock Exchange and stock based compensation for services.

Loss on settlement of litigation. On May 21, 2021, the Company agreed to settle a litigation matter for $550,000 in cash. The settlement was paid in two tranches, with both tranches paid in the second quarter of 2021. In connection with the settlement, the Company recognized litigation settlement expense in the amount of $550,000 in the period ended June 30, 2021. There was no such expenses incurred in the comparative period ended June 30, 2022.

Income Tax Expense. Our income tax expenses for the three months ended June 30,2022 and 2021 was $797 and $6,903 and for six months ended June 30, 2022 and 2021 was $2,099 and $8,640, respectively.

Net Loss. As a result of the items noted above, for the three months ended June 30, 2022, we incurred a net loss of $7,586,594 as compare to the same period ended June 30,2021 of $4,342,751. During the six months ended June 30, 2022 the Group incurred a loss of $14,177,999, as compared to $7,099,731 for the same period ended June 30, 2021. The increase in net loss in both periods is primarily attributable to increased general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $28,012,846, accounts receivable of $51,891, deposits, prepayments and other receivables of $4,549,753 and inventories of $336,476.

As of December 31, 2021, we had cash and cash equivalents of $23,264,777, accounts receivable of $52,588, deposits, prepayments and other receivables of $6,094,254 and inventories of $221,068.

For the six months ended June 30, 2022, the Company’s stockholders’ equity was $34,587,713 which increased as a result of additional paid-in-capital partially offset by an increase in accumulated deficit. For the six months ended June 30, 2022, the Company incurred net loss of $14,177,999 and net cash used by operating activities of $5,448,474. Net cash used by investing activities was $227,873. Net cash provided by financing activities was $10,351,413, resulting principally from the $10,402,891 net proceeds from a public offering and $412,890 of net proceeds from the C1 warrants exercised during the period ended June 30, 2022, partially offset by repayment of the First Insurance Funding loan in the amount of $464,368 during 2022.

While the Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance it will be able to do so. The Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s business development activities, general and administrative expenses and growth strategy. We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, to finance our operations and future acquisitions. The Company believes that it has sufficient liquidity to continue its current business plans and operations.

	Six Months Ended June 30,
	2022	2021
Net cash (used in) operating activities	$(5,448,474)	$(1,513,720)
Net cash (used in) investing activities	(227,873)	(200,000)
Net cash provided by financing activities	10,351,413	1,322,505
Effect on exchange rate change	73,003	27,182
Net change in cash and cash equivalents	4,748,069	(364,033)
Cash and cash equivalent at beginning of period	23,264,777	506,666
Cash and cash equivalent at end of period	28,012,846	142,633

Net Cash Used In Operating Activities.

For the six months ended June 30, 2022, net cash used in operating activities was $5,448,474, which consisted primarily of a net loss of $14,177,999, partially offset by non-cash stock based compensation for services of $4,208,568, a decrease in deposits, prepayments and other receivables of $2,470,800, depreciation and amortization of $1,614,617, and a non-cash impairment loss of $528,583.

For the six months ended June 30, 2021, net cash used in operating activities was $1,513,720, which consisted primarily of net loss of $7,099,731, partially offset by non-cash stock based compensation for services of $3,507,275, a loss on settlement of litigation of $550,000, depreciation and amortization of $1,604,451 and a non-cash impairment loss of $200,000.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, to finance our operations and future acquisitions.

Net Cash (Used In) Investing Activities.

For the six months ended June 30, 2022, there was a net cash outflow of $227,873 primarily as a result of the purchase of property, plant, and equipment.

For the six months ended June 30, 2021, there was a net cash outflow of $200,000 for a deposit paid related to the Leflair asset acquisition.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2022, net cash provided by financing activities was $10,351,413, consisting primarily of funds raised from a public offering and Series C-1 warrants exercised partially offset by repayment of the First Insurance Funding Loan.

For the six months ended June 30, 2021, net cash provided by financing activities was $1,322,505, consisting primarily of funds raised from shareholders for Series C Preferred Stock and warrants exercised.

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

• Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, incremental borrowing rate used to calculate right of use assets and lease liabilities, valuation and useful lives of intangible assets, valuation of impairment of long-lived assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, inventory valuation, revenue recognition, business acquisition allocation of purchase consideration, and deferred tax valuation allowance.

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

• Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in four reportable operating segments: (i) e-commerce, (ii) Merchant POS, (iii) Online Grocery and Food Groceries Deliveries and (iv) Telecommunications Reseller.

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30 2022 and December 31, 2021, the cash and cash equivalent was amounted to $28,012,846 and $23,264,777, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $10,780,926 and $13,699,082 in parent entity as of June 30, 2022 and December 31, 2021, respectively. In addition, the Company has uninsured bank deposits of $16,966,211 and $9,315,695 with a financial institution outside the U.S as of June 30, 2022 and December 2021, respectively. All uninsured bank deposits are held at high quality credit institutions.

• Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company considers the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts amounted to $-0- and $0, respectively.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three and six months ended June 30, 2022 and 2021, the Company recorded an allowance for obsolete inventories of $-0- and $0, respectively. The inventories was amounted to $336,476 and $221,068 at June 30, 2022 and December 31, 2021, respectively.

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

The Company generates its revenues from a diversified a mix of e-commerce activities (B2C), grocery and food delivery (B2C), telecommunication reseller (B2C) and the services providing to merchants for their business growth (B2B), which are operated under four business segments of e-Commerce (previously mentioned as Consumer Facing Business), grocery and food delivery, telecommunication reseller, and Merchant POS (previously mentioned as Merchant Facing Business).

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

The Company has online lifestyle platform to enable the consumers to purchase high-end brands of all categories under its own brand name of “Leflair”. Under the deployment of the Company’s smart search engine, consumers search or review their favorite brands among hundreds of choices in Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The platform also allows consumers to order from hundreds of vendor choices with personalized promotions based on purchase history and location. The platform has also partnered up with a Vietnam-based delivery company, Tikinow, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers can place orders for delivery or collect at the Company’s logistics center.

Other online platforms include brand name of “Handcart” and “Pushkart” to enable the consumers to purchase grocery and food from difference local grocery and food merchants and deliver to them in their area.

The Company also has online telecommunication reseller platform operate under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package.

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

During the six months ended June 30, 2022 and 2021, the Company has generated the revenue of $892,715 and $-0- respectively, in the Lifestyle sector.

During the three months ended June 30, 2022 and 2021, the Company has generated the revenue of $482,410 and $-0- respectively, in the Lifestyle sector.

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

During the six months ended June 30, 2022 and 2021, the Company has generated $21,890 and $16,954, respectively revenue from software fees.

During the three months ended June 30, 2022 and 2021, the Company has generated $10,941 and $7,714, respectively revenue from software fees.

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

Grocery and food delivery consists of online grocery under brand name “Pushkart” and food delivery service under brand name “Handycart” as follows:

Customers place order of grocery and food through online platform of “Pushkart” and “Handcart” respectively. Upon received order by the grocery and food merchant, the platform will assign third party delivery man to pick up and deliver the grocery and food to the customers. Revenue are thus recognized at the point of the grocery and food delivered and paid by the customer in cash.

During the six months ended June 30, 2022 and 2021, the Company has generated $23,836 and $-0-, respectively revenue from this stream.

During the three months ended June 30, 2022 and 2021, the Company has generated $8,042 and $-0-, respectively revenue from this stream.

Telecommunication reseller provides local mobile data plan and overseas internet data plan under brand name of “Gorilla” as follows:

Local mobile plan - customers subscribe their desired monthly local mobile plan through online platform of “Gorilla” after customer account registration completed. The Company will proceed to register the Sim card and arrange delivery to the customer. Upon the Sim card activation, the system will capture the data usage of each customers at the end of each month, prorated by the package data capacity and monthly subscription rate for revenue recognition. Unused data will be converted to Rewards Point and carry forward to next month for subsequent revenue recognition point. With this, the company also recognize revenue from Rewards Point redemption for subscription offset, voucher redemption, extra data purchase, at the point of transaction accepted through the customer account in the online platform.

Overseas internet data plan – customers place order of their desired overseas internet data plan through online platform of “Gorilla” or third party partner platforms. The revenue is recognize at the point of time when the Sim card delivered and activated.

During the six months ended June 30, 2022 and 2021, the Company has generated $5,642 and $-0-, respectively revenue from this stream.

During the three months ended June 30, 2022 and 2021, the Company has generated $5,642 and $-0-, respectively revenue from this stream.

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

There were no contract assets at June 30, 2022 and December 31, 2021.

Contract liabilities

In accordance with ASC Topic 606-10-45-2, a contract liability is Company’s obligation to transfer goods or services to a customer when the customer prepays consideration or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $4,618 and $25,229 at June 30, 2022 and December 31, 2021, respectively.

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

Research and development expenditures in the development of its own software are charged to operations as incurred. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are immaterial. For the six months ended June 30, 2022 and 2021, the software development costs were $36,868 and $66,989, respectively. For the three months ended June 30, 2022 and 2021, the software development costs were $17,320 and $36,828, respectively.

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

Cost of sales under grocery and food delivery consist of the cost of outsource delivery and outsource payment gateway, which are directly attributable t the sales of grocery and food delivery.

Cost of sales under telecommunication data reseller consist of the cost of primary telecommunication service, which are directly attributable to the sales of telecommunication data.

• Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers which are borne by the Company’s suppliers or distributors for merchant POS business.

Except for e-Commerce business, the shipping and handling costs billed to customers are recorded in sales. Shipping costs incurred by the Company are recorded in cost of sales.

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $253,290 and $449,392 for the three and six months ended June 30, 2022, respectively. Advertising expense was $41,284 and $42,184 for the three and six months ended June 30 2021, respectively.

• Product warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of June 30, 2022 and December 31, 2021. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

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

• Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30 2022 and 2021.

• Foreign currencies translation and transactions

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”) and Philippines Pesos (“PHP”), respectively, which are the functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Shareholders’ equity is translated using the historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss   within the statements of changes in shareholder’s equity.

Translation of amounts from SGD into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

Schedule of Foreign currencies translation and transactions

	June 30, 2022	June 30, 2021
Period-end SGD:US$ exchange rate	$0.71874	$0.74356
Period average SGD:US$ exchange rate	$0.73258	$0.75028

Translation of amounts from VND into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end VND:US$ exchange rate	$0.000043	$0.000043
Period average VND:US$ exchange rate	$0.000044	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end INR:US$ exchange rate	$0.012675	$0.013450
Period average INR:US$ exchange rate	$0.013126	$0.013617

Translation of amounts from PHP into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end PHP:US$ exchange rate	$0.018176	$	N/A
Period average PHP:US$ exchange rate	$0.019173	$	N/A

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

• Earnings per share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the periods.

For the three and six months ended June 30, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three Months Ended June 30,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(7,504,324)	$(4,342,751)
Weighted average common shares outstanding – Basic and diluted	24,347,607	7,413,600
Net loss per share – Basic and diluted	$(0.31)	$(0.59)

	Six Months Ended June 30,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(14,052,702)	$(7,099,731)
Weighted average common shares outstanding – Basic and diluted	23,126,643	7,413,600
Net loss per share – Basic and diluted	$(0.61)	$(0.96)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued

	Six months ended June 30,	Six months ended June 30,
	2022	2021
Series A Convertible Preferred Stock (a)	—	8,000
Series B Convertible Preferred Stock	—	764,400
Series B-1 Convertible Preferred Stock	—	48,000
Series C Convertible Preferred Stock	—	113,100
Series C-1 Convertible Preferred Stock	—	2,186,400
Options to purchase common stock (b)	1,945,270	—
Warrants granted to underwriter	3,793,929	—
Warrants granted with Series C-1 Convertible Preferred Stock (c)	—	1,178,700
Total:	5,739,199	4,298,600

(a)	The Series A the conversion formula is aggregate Stated Value divided by IPO price (State Value for each Series A preferred shares is $1,000). These are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.
(b)	The Board of Directors have approved a 10-years option at an exercise price of $6.49 per share that will be exercisable at any time.
(c)	The expiry date of warrants granted with Series C-1 was expired on June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company recorded the right of use asset of $710,586 and $627,968 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based compensation

Pursuant to ASU 2018-07, the Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2022, those shares issued and stock options granted for service compensations were vested 180 days later based on share issuance date, and therefore these amounts are thus recognized as expense during the six months ended June 30, 2022 and 2021, the stock-based compensations are recorded in the General and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss.”

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Accounting Standards Adopted

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements The Company has evaluated and the adoption of this standard does not have a material impact on its financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements The Company has evaluated and the adoption of this standard does not have a material impact on its financial position, results of operations or cash flows.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements, but does not believe that it will have a material affect on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements, but does not believe that it will have a material affect on its consolidated financial statements.

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance, however, it appears that more revenue will be recorded under this new requirement than was previously allowed.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 23, "Commitments and Contingencies".

As of June 30, 2022, the Company had a total of $240,981 outstanding in legal fees to its attorneys related to these matters.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity during the period covered by this report were included in a Current Report on Form 8-K and are therefore not required to be furnished hereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.2	Amended Bylaws of The Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.1	Form of Series C-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.3	Form of Warrant Agent Agreement between the Company and the Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.1	Share Purchase Agreement, dated February 14, 2022, among the Push Delivery Pte Ltd. and Michael George C. Lim and several other Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on February 17, 2022).
10.2	Transfer of Capital Contribution Agreement, dated February 25, 2022, among Mai Anh Tuan and the Push Delivery Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 02, 2022).
10.3	Employment Agreement, dated February 25, 2022 between Dream Space and Seo Jun Ho (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 02, 2022).
10.4	Stock Purchase Agreement, dated July 7, 2022, among the Company, the Thoughtful Media Group Incorporated and AdActive Media Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K, filed on July 13, 2022)
10.5	Warrant, dated July 7, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K, filed on July 13, 2022).
10.6	Consulting Agreement, dated July 7, 2022, between the Company and Thorman Development, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report filed on Form 8-K, filed on July 13, 2022).
10.7	Consulting Agreement, dated July 7, 2022, between the Company and Basic Consultants Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report filed on Form 8-K, filed on July 13, 2022).
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SOCIETY PASS INCORPORATED.

Date: August 17, 2022	/s/ Dennis Nguyen
Dennis Nguyen
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2022	/s/ Raynauld Liang
Raynauld Liang
Chief Financial Officer
(Principal Financial Officer)

