Form 10-Q
period 2022-09-30
SOCIETY PASS INCORPORATED.
filed 2022-11-14
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 10, 2022, there were 26,660,843 shares of the registrant's common stock, $0.0001 par value, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars ("US$"))

	September 30, 2022	December 31, 2021 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,986,380	$23,264,777
Restricted cash	20,913	—
Accounts receivable, net	574,316	52,588
Inventories	255,820	221,068
Contract assets	9,019	—
Deposits, prepayments and other receivables	4,125,585	6,094,254
Total current assets	27,972,033	29,632,687
Non-current assets:
Deposits, prepayments and other receivables	—	858,667
Intangible assets, net	4,173,549	4,000,000
Goodwill	7,278,774	—
Property, plant and equipment, net	647,811	57,035
Right of use assets, net	643,593	627,968
Total non-current assets	12,743,727	5,543,670
TOTAL ASSETS	$40,715,760	$35,176,357

LIABILITIES AND EQUITY
Current liabilities:
Accounts payables	$1,205,030	$261,907
Contract liabilities	1,348,901	25,229
Accrued liabilities and other payables	9,574,179	813,598
Deferred tax liabilities	69,000	—
Due to related parties	22,635	524,763
Operating lease liabilities	299,509	218,077
Due to first insurance funding	—	596,047
Loan	205,448	—
Total current liabilities	12,724,702	2,439,621
Non-current liabilities
Operating lease liabilities	348,901	411,053
TOTAL LIABILITIES	13,073,603	2,850,674

COMMITMENTS AND CONTINGENCIES
Convertible Preferred Stocks; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of September 30, 2022 and December 31, 2021, respectively	—	—
Series A stocks: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Series B stocks: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Series B-1 stocks: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Series C stocks: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, net of issuance cost	—	—
Series C-1 stocks: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, net of issuance cost	—	—

EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 3,500 Series X shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common Stock; $0.0001 par value, 95,000,000 shares authorized; 25,877,403 and 19,732,406 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,587	1,973
Additional paid-in capital	99,232,772	79,833,290
Accumulated other comprehensive gain (loss)	91,675	(54,340)
Accumulated deficit	(71,364,951)	(47,352,456)
Total equity attributable to Society Pass Incorporated	27,962,083	32,428,467
Non-controlling interest	(319,926)	(102,784)
TOTAL EQUITY	27,642,157	32,325,683
TOTAL LIABILITIES AND EQUITY	$40,715,760	$35,176,357

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars ("US$")

(Unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenue, net
Sales – online ordering	$645,074	$73,518	$1,561,625	$73,518
Sales – digital marketing	1,211,428	—	1,211,428	—
Sales – online ticketing and reservation	178,206	—	178,206	—
Sales – data	15,441	—	21,083	—
Software sales	34	10,016	21,924	26,970
Hardware sales	81	—	150	335
Total revenue	2,050,264	83,534	2,994,416	100,823

Cost of sales:
Cost of online ordering	(614,500)	(57,741)	(1,467,358)	(57,741)
Cost of digital marketing	(1,068,000)	—	(1,068,000)	—
Sales – online ticketing and reservation	(6,007)	—	(6,007)	—
Cost of data	(8,956)	—	(9,931)	—
Software sales	(44,800)	(101,695)	(150,005)	(206,387)
Hardware sales	(66)	—	(111)	(165)
Total cost of revenue	(1,742,329)	(159,436)	(2,701,412)	(264,293)

Gross income (loss)	307,935	(75,902)	293,004	(163,470)

Operating expenses:
Sales and marketing expenses	(212,666)	(42,843)	(662,058)	(85,027)
Software development costs	(19,759)	(9,709)	(56,627)	(76,698)
Impairment loss	(250,417)	—	(779,000)	(200,000)
General and administrative expenses	(9,925,469)	(8,292,463)	(23,111,531)	(14,414,362)
Total operating expenses	(10,408,311)	(8,345,015)	(24,609,216)	(14,776,087)

Loss from operations	(10,100,376)	(8,420,917)	(24,316,212)	(14,939,557)

Other income (expense):
Interest income	41,817	55	47,889	71
Interest expense	(11,277)	(12,272)	(15,706)	(36,486)
Loss on settlement of litigation	—	—	—	(550,000)
Other income	7,105	5,170	45,398	6,917
Total other income (expense)	37,645	(7,047)	77,581	(579,498)
Loss before income taxes	(10,062,731)	(8,427,964)	(24,238,631)	(15,519,055)
Income taxes	(736)	(1,303)	(2,835)	(9,943)
NET LOSS	(10,063,467)	(8,429,267)	(24,241,466)	(15,528,998)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(103,674)	—	(228,971)	—

NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(9,959,793)	$(8,429,267)	$(24,012,495)	$(15,528,998)

Other comprehensive income (loss):
Net loss	(10,063,467)	(8,429,267)	(24,241,466)	(15,528,998)
Foreign currency translation adjustment	136,145	8,859	157,844	35,758
COMPREHENSIVE LOSS	$(9,927,322)	$(8,420,408)	$(24,083,622)	$(15,493,240)

Net loss attributable to non-controlling interest	(103,674)	—	(228,971)	—
Foreign currency translation adjustment attributable to non-controlling interest	8,473	—	11,829	—

Comprehensive loss attributable to Society Pass Incorporated	$(9,832,121)	$(8,420,408)	$(23,866,480)	$(15,493,240)

Net loss per share attributable to Society Pass Incorporated :
– Basic	$(0.39)	$(1.00)	$(1.01)	$(2.00)
– Diluted	$(0.39)	$(1.00)	$(1.01)	$(2.00)
Weighted average common shares outstanding:
– Basic	25,302,206	7,823,818	23,856,503	7,551,842
– Diluted	25,302,206	7,823,818	23,856,503	7,551,842

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars ("US$"))

(Unaudited)

	Three and Nine months ended September 30, 2022

	Preferred Stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Non-controlling interests	Total equity
Balance as of January 1, 2022	3,500	$—	19,732,406	$1,973	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$32,325,683
Shares issued for services	—	—	116,000	11	1,632,162	—	—	—	1,632,173
Shares issued for accrued salaries	—	—	25,444	3	86,466	—	—	—	86,469
Sale of units in public offering (net of expense)	—	—	3,484,845	348	10,402,543	—	—	—	10,402,891
Shares issued to acquire subsidiary	—	—	226,629	23	799,977	—	—	—	800,000
Share issued upon the exercise of warrant	—	—	160,000	16	356,984	—	—	—	357,000
Share issued for accrued services	—	—	13,273	1	119,456	—	—	—	119,457
Fair value of stock option granted for director's bonus	—	—	—	—	303,990	—	—	—	303,990
Shares issued to acquire non-controlling interest	—	—	2,497	—	22,470	—	—	—	22,470
Foreign currency translation adjustment	—	—	—	—	—	(42,161)	—	(3,015)	(45,176)
Net loss for the period	—	—	—	—	—	—	(6,548,378)	(43,027)	(6,591,405)
Balance as of March 31, 2022	3,500	$—	23,761,094	$2,375	$93,557,338	$(96,501)	$(53,900,834)	$(148,826)	$39,413,552
Share issued upon the exercise of warrant	—	—	27,300	3	55,887	—	—	—	55,890
Shares issued for services	—	—	370,000	37	1,694,702	—	—	—	1,694,739
Shares issued for accrued salaries	—	—	29,353	3	61,747	—	—	—	61,750
Shares issued for director's remuneration	—	—	316,092	32	899,964	—	—	—	899,996
Shares issued to acquire subsidiary	—	—	40,604	4	83,236	—	—	—	83,240
Fair value of stock option granted for director's bonus	—	—	—	—	(303,990)	—	—	—	(303,990)
Shares issued to acquire non-controlling interest	—	—	—	—	(22,470)	—	—	—	(22,470)
Net loss for the period	—	—	—	—	—	—	(7,504,324)	(82,270)	(7,586,594)
Foreign currency translation adjustment	—	—	—	—	—	60,504	—	6,371	66,875
Balance as of June 30, 2022	3,500	$—	24,544,443	$2,454	$96,026,414	$(35,997)	$(61,405,158)	$(224,725)	$34,362,988
Shares issued for services	—	—	617,332	61	1,827,428	—	—	—	1,827,489
Shares issued for accrued salaries	—	—	37,229	4	68,996	—	—	—	69,000
Shares issued for acquire business operation	—	—	69,072	7	133,993	—	—	—	134,000
Shares issued to acquire subsidiary	—	—	609,327	61	1,175,941	—	—	—	1,176,002
Net loss for the period	—	—	—	—	—	—	(9,959,793)	(103,674)	(10,063,467)
Foreign currency translation adjustment	—	—	—	—	—	127,672	—	8,473	136,145
Balance as of September 30, 2022	3,500	$—	25,877,403	$2,587	$99,232,772	$91,675	$(71,364,951)	$(319,926)	$27,642,157

			Three and Nine months ended September 30, 2021
			Common stock
			No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits		Total shareholders' deficit
Balance as of January 1, 2021	—	—	74,13,600	$742	$22,27,033	$(55,236)	$(12,587,311)	—	$(10,414,772)
Imputed interest			—	—	11,994	—	—		11,994
Net loss for the period		—	—	—	—	—	(2,756,980)	—	(2,756,980)
Foreign currency translation adjustment			—	—	—	33,482	—		33,482
Balance as of March 31, 2021	—	—	74,13,600	$742	$22,39,027	$(21,754)	$(15,344,291)	—	$(13,126,276)
Balance as of April 1, 2021	—	—	74,13,600	$742	$22,39,027	$(21,754)	$(15,344,291)	—	$(13,126,276)
Imputed interest		—	—	—	12,126	—	—	—	12,126
Stock-based compensation			—	—	28,94,075	—	—		28,94,075
Net loss for the period			—	—	—	—	(4,342,751)		(4,342,751)
Foreign currency translation adjustment			—	—	—	(6,583)	—		(6,583)
Balance as of June 30, 2021	—	—	74,13,600	$742	51,45,228	(28,337)	(19,687,042)	—	(14,569,409)
Balance as of July 1, 2021	—	—	74,13,600	$742	51,45,228	(28,337)	(19,687,042)	—	(14,569,409)
Imputed interest			—	—	12,260	—	—		12,260
Shares issued for services			12,74,250	127	51,49,929	—	—		51,50,056
Shares issued for accrued salaries		—	11,57,630	116	9,60,718	—	—	—	9,60,834
Share cancellation			(150,000)	(15)	15	—	—		—
Waiver of related parties debts			—	—	14,44,140	—	—		14,44,140
Net loss for the period			—	—	—	—	(8,429,267)		(8,429,267)
Foreign currency translation adjustment			—	—	—	8,859	—		8,859
Balance as of September 30, 2021	—	—	96,95,480	970	1,27,12,290	(19,478)	(28,116,309)	—	(15,422,527)

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars ("US$"))

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,241,466)	$(15,528,998)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,449,338	2,406,648
Impairment loss	779,000	200,000
Imputed interest	—	36,380
Financing charges – first insurance funding	7,769	—
Loss on settlement of litigation	—	550,000
Stock based compensation for services	6,105,057	10,071,830
Change in operating assets and liabilities:
Accounts receivable	545,962	(85,906)
Inventories	(30,404)	—
Deposits, prepayments and other receivables	4,260,141	(9,091)
Contract assets	(9,019)	—
Contract liabilities	873,672	16,936
Accounts payables	(953,756)	50,424
Accrued liabilities and other payables	687,000	(474,932)
Advances to related parties	(1,352,189)	127,500
Right of use assets	252,536	28,498
Operating lease liabilities	(254,648)	(29,064)
Net cash used in operating activities	(10,881,007)	(2,639,775)

Cash flows from investing activities:
Purchase of investment assets	—	(200,000)
Purchase of property, plant, and equipment	(449,545)	—
Purchase of subsidiary	(820,000)	—
Purchase of assets in a business operation	(80,000)	—
Cash from purchase of subsidiary and business operation	1,643,659	—
Net cash provided by (used in) investing activities	294,114	(200,000)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock and exercise of warrants into preferred stock	412,890	8,019,461
Proceeds from public offering, net of offering expenses	10,402,891	—
Repayment of loan	(632,876)	—
Net cash provided by financing activities	10,182,905	8,019,461
Effect on exchange rate change on cash and cash equivalents	146,504	36,098
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(257,484)	5,215,784
CASH AND CASH EQUIVALENT AND RESTRICTED CASH AT BEGINNING OF YEAR	23,264,777	506,666
CASH AND CASH EQUIVALENT AND RESTRICTED CASH AT END OF PERIOD	$23,007,293	$5,722,450

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$106
Cash paid for income tax	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to acquire subsidiary	$2,059,242	$—
Shares issued to acquire business operation	$134,000	$—
Shares issued for accrued services	$119,457	$—
Shares cancellation	$—	$15
Fair value of preferred stock accounted and included for issuance cost	$—	$441,642
Fair value of preferred stock issued for services	$—	$2,948,982
Waiver of related party debt accounted as capital transaction	$—	$1,444,140
Impact of adoption of the ASC Topic 842 - lease obligation and ROU asset	$228,612	$479,171
Purchase consideration accrued for assets purchase transactions	$—	$160,000
Preferred stock issued but amount collected subsequently	$—	$251,250

See accompanying notes to unaudited condensed consolidated financial statements.

NOTE－1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the "Company") was incorporated in the State of Nevada on June 22, 2018, under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company, through its subsidiaries, mainly sells and distributes the hardware and software for a Point of Sales (POS) application in Vietnam. The Company also has online lifestyle platform to enable consumers to purchase high-end brands of all categories under its own brand name of "Leflair." The Company has made a number of acquisitions in calendar year 2022, as follows:

•	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.
•	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd (collectively, "Gorilla Networks"), a food delivery service.
•	On July 7, 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively "Thoughtful Media"), whose business provides services to advertisers that helps to make internet advertising more effective.
•	On July 21, 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. ("Mangan), a Philippines restaurant and grocery delivery business.
•	On August 15, 2022, the Company and its 95%-owned subsidiary SOPA Technology, Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. ("Nusatrip") and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri ("Tunas"), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

On February 10, 2021, the Company effected a 750 for 1 forward stock split of the issued and outstanding shares of the Company's common stock. The number of authorized shares and par value remain unchanged. All share and per share information in these financial statements and its footnotes have been retroactively adjusted for the years presented, unless otherwise indicated, to give effect to the forward stock split.

On September 21, 2021, the Company effected a 1 for 2.5 reverse stock split of the issued and outstanding shares of the Company's common stock. The number of authorized shares and par value remain unchanged. All share and per share information in these financial statements and its footnotes have been retroactively adjusted for the years presented, unless otherwise indicated, to give effect to the reverse stock split.

The forward stock split and reverse stock split transactions described above had no effect on the stated value of the preferred stock and the number of designated shares and outstanding shares of each series of preferred stock was unchanged in accordance with the respective certificate of designations. The number of authorized shares of preferred stock also remained unchanged.

The registration statement for the Company's Initial Public Offering became effective on November 8, 2021. On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC (the "Underwriter") related to the offering of 2,888,889 shares of the Company's common stock (the "Firm Shares"), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the "Option Shares") to cover over-allotments. The Company raised gross proceeds of $26,000,001 and $2,124,999 from its initial public offering and from the sale of the Option Shares, respectively.

On February 8, 2022, the Company entered into an underwriting agreement (the "Underwriting Agreement") with the "Underwriter, related to the offering of 3,030,300 shares (the "Shares") of the Company's common stock and warrants to purchase up to 3,030,300 shares of common stock of the Company (the "Warrants"). Each Share was sold together with one Warrant to purchase one Share at a combined offering price of $3.30. In addition, the Company granted the Underwriter a 45-day over-allotment option to purchase up to an additional 454,545 Shares and/or Warrants, at the public offering price, less discounts and commissions. On February 10, 2022, the Underwriter gave notice to the Company of the full exercise of their over-allotment option and that delivery of the overallotment securities was made on February 11, 2022.

Description of subsidiaries incorporated by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	United States, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Hottab Pte Ltd. (HPL)	Singapore January 17, 2015	Software development and marketing for the F&B industry	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Hottab Asset Company Limited	Vietnam July 25, 2019	Sale of POS hardware and software	VND 5,000,000,000	100%
Leflair Incorporated	United States December 7, 2021	Investment holding	US$1	100%
SOPA Capital Limited	United Kingdom December 07, 2021	Investment holding	GBP 1	100%
SOPA (Phil) Incorporated	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte Ltd	Singapore January 7, 2022	Investment holding	US$2,000	100%
Gorilla Networks Pte. Ltd.	Singapore September 3, 2019	Investment holding	US$2,620,000 and SGD 730,000	100%
Gorilla Connect Pte. Ltd.	Singapore May 18, 2022	Telecommunications resellers	SGD 100	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunications resellers	SGD 100	100%
Gorilla Networks (VN) LLC	Vietnam December 16, 2020	Telecommunications resellers	VND 233,000,000	100%
Thoughtful Media Group Incorporated	United States June 28,2022	Investment holding	US$10	100%
Thoughtful (Thailand) Co. Ltd	Thailand September 2, 2014	Digital marketing	THB 2,000,000	99.75%
AdActive Media CA Inc.	United States April 12, 2010	Digital marketing	Preferred: US$1,929.1938 Common: US$4,032.7871	100%
PT Tunas Sukses Mandiri	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	100%
Nusatrip Malaysia Sdn Bhd	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	75%
Nusatrip Singapore Pte Ltd	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	75%
Nusatrip International Pte Ltd	Singapore January 9, 2015	Online ticketing and reservation	SGD 100,000	75%

The Company and its subsidiaries are hereinafter referred to as (the "Company").

NOTE－2 LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company had cash balances of $23,007,293 a working capital surplus of $15,247,331 and accumulated deficit $71,364,951. For the nine months ended September 30, 2022, the Company had a net loss of $24,241,466 and net cash used in operating activities of $10,881,007. Net cash provided by investing activities was $294,114. Net cash provided by financing activities was $10,182,905, resulting principally from $10,402,891 net proceeds from IPO public offering and $412,890 net proceeds from the C1 warrants exercised. The Company also repaid $632,876 of First Insurance Funding loan during 2022.

While the Company believes that it will be able to continue to grow the Company's revenue base and control expenditures, there is no assurance that it will be able to achieve these goals. As a result, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed to finance the Company's business development activities, general and administrative expenses and growth strategy.

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

•	Some of our restaurant clients ceased operations permanently and many were closed since June 2020 without any notice of reopening their business to date.

•	Our largest POS client, a hotel chain for which we provide POS services to their F&B business in their hotels, ceased operations in two out of nine hotels since April 2020.

With the ongoing pandemic, Company faces challenges in our operation as follows:

•	Disruption of operation in Vietnam, Philippines, India, Singapore and US where staffs have to work from home.

•	The coordination of rebooting of company's recent asset acquisition of NREI and Dream Space, which are the F&B Delivery platforms in operate in Philippines and Vietnam respectively.

•	Application of licenses are delayed as government agencies take longer time to review and process time.

•	HR process to hire personnel are generally slow due to people not willing to leave their current job, company have to spend more time and resource

The spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations in certain cases, and cancellation of physical participation in certain meetings, events and conferences and further actions may be taken as required or recommended by government authorities or as we determine are in the best interests of our employees, customers, and other business partners. We are monitoring the global outbreak of the pandemic, in SEA, especially Vietnam and are taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and the governmental and community reactions thereto. See "Risk Factors--Our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

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

• Basis of presentation

The Company has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders' deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2022 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2021 audited financial statements and accompanying notes filed with the SEC.

• Emerging Growth Company

We are an "emerging growth company" under the JOBS Act. For as long as we are an "emerging growth company," we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to "opt out" of the extended transition period discussed in (i) and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

• Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company's estimates, the Company's financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, the incremental borrowing rate used to calculate right of use assets and lease liabilities, valuation and useful lives of intangible assets, impairment of long-lived assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on amounts due to related parties, inventory valuation, revenue recognition, the allocation of purchase consideration in business combinations, and deferred tax assets and the related valuation allowance.

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

• Business Combination

The Company follows Accounting Standards Codification ("ASC") ASC Topic 805, Business Combinations ("ASC 805") and ASC Topic 810, Consolidation ("ASC 810"). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "fair value." The statement applies to all business combinations. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for the resulting goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company's results of operations.

• Noncontrolling interest

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, which requires the Company to present noncontrolling interests as a separate component of total shareholders' equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

• Segment Reporting

ASC Topic 280, Segment Reporting ("Topic 280") establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in four reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale ("merchant POS").

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2022 and December 31, 2021, the cash and cash equivalents amounted to $22,986,380 and $23,264,777, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $10,431,681 and $13,699,082 as of September 30, 2022 and December 31, 2021, respectively. In addition, the Company has uninsured bank deposits of $12,032,534 and $9,315,695 with a financial institution outside the U.S as of September 30, 2022 and December 31, 2021, respectively. All uninsured bank deposits are held at high quality credit institutions.

• Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2022, and December 31, 2021, the restricted cash amounted to $20,913 and $0, respectively.

• Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer's financial condition, the customer's creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer's financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both September 30, 2022, and December 31, 2021, there was no need for allowance for doubtful accounts.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company's suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three and nine months ended September 30, 2022 and 2021, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $255,820 and $221,068 at September 30, 2022 and December 31, 2021, respectively.

• Prepaid Expenses

Prepaid expenses represent payments made in advance for products or services to be received in the future and are amortized to expense on a ratable basis over the future period to be benefitted by that expense. Since the Company has prepaid expenses categorized as both current and non-current assets, the benefits associated with the products or services are considered current assets if they are expected to be used during the next twelve months and are considered non-current assets if they are expected to be used over a period greater than one year.

• Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Type of Property	Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Renovation	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

• Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, "Impairment or Disposal of Long-Lived Assets", all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

• Revenue recognition

The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	Identify the contract with a customer;
•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to performance obligations in the contract; and
•	Recognize revenue as the performance obligation is satisfied.

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our four business segments (business to consumer or "B2C"), grocery and food delivery (B2C), telecommunication reseller (B2C) and the services providing to merchants for their business growth (business to business or "B2B").

The Company's performance obligations include providing connectivity between merchants and consumers, generally through an online ordering platform. The platform allows merchants to create an account, display a menu and track their sale reports on the merchant facing application. The platform also allows the consumers to create an account and order from merchants on the consumer facing application. The platform allows a delivery company to accept an online delivery request and deliver or ship an order from a merchant to customer.

Lifestyle

The Company has developed an online lifestyle platform (the "Lifestyle Platform") under its own brand name of "Leflair" to enable consumers to purchase high-end brands in many categories. Using the Company's smart search engine, consumers search or review their favorite brands among hundreds of choices in various categories, including Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The Lifestyle Platform also allows customers to order from hundreds of vendor choices with personalized promotions based on their individual purchase history and location. The platform has also partnered with a Vietnam-based delivery company, Amilo, to offer seamless delivery of product from merchant to consumer's home or office at the touch of a button. Consumers can place orders for delivery or can collect their purchases at the Company's logistics center.

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of "Handycart", and Philippines, under the brand names of "Pushkart" and "Mangan", to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of "Gorilla" to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information.

Digital Media

The acquisition of a digital media platform, TMG, amplifies the reach and engagement of the Company's e-commerce ecosystem and retail partners. Originally founded in 2010, TMG today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage TMG's wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

As a result, Thoughtful Media's content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media's data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 263 YouTube channels has onboarded over 85 million subscribers with an average monthly viewership of over 600 million views.

Travel

The Company purchased the Nusatrip Group, a leading Jakarta-based Online Travel Agency ("OTA") in Indonesia and across SEA. The NusaTrip acquisition extended SoPa's business reach into SEA regional travel industry and marked the Company's first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, NusaTrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, NusaTrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors.

The Company's e-Commerce business is primarily conducted using Leflair's Lifestyle Platform, as follows:

1)	When a customer places an order on either the Leflair website or app, a sales orders report will be generated in the system. The Company will either fulfill this order from its inventory or purchase the item from the manufacturer or distributor. Once the Company has the item in its distribution center, it will contract with a logistics partner delivered to the end customer. The sale is recognized when the delivery is completed by the logistics partner to the end customer. Sale of products are offered with a limited right of return ranging from 3 to 30 days, from the date of purchase and not subject to any product warranty. The Company is considered the principal in this e-commerce transaction and reports revenue on a gross basis as the Company establishes the price of the product, has responsibility for fulfillment of the order and retains the risk of collection.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $1,484,154 and $0 respectively, in the Lifestyle sector.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $591,439 and $0 respectively, in the Lifestyle sector.

The Company's Merchant POS offers both software and hardware products and services to vendors, as follows:-

Software sales consist of:

1)	Subscription fees consist of the fees that the Company charge merchants to obtain access to the Merchant Marketing Program.
2)	The Company provides optional add-on software services which includes Analytics and Chat box capabilities at a fixed fee per month.
3)	The Company collects commissions when they sell third party hardware and equipment (cashier stations, waiter tablets and printers) to merchants.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $21,924 and $26,970, respectively, from software fees.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $34 and $10,016, respectively, from software fees.

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

The Company records revenues from the sales of third-party products on a "gross" basis pursuant to ASC Topic 606 when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC Topic 606 are present in the arrangement, revenue is recognized net of related direct costs since in these instances we act as an agent.

Software subscription fee — The Company's performance obligation includes providing customer access to our software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company's software sale arrangements grant customers the right to access and use the software products which are to be installed with the relevant hardware for connectivity at the outset of an arrangement, and the customer is entitled to both technical support and software upgrades and enhancements during the term of the agreement. The term of the subscription period is generally 12 months, with automatic one-year renewal. The subscription license service is billed monthly, quarterly or annually. Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Payments are generally due 30 to 90 days after delivery of the software licenses.

The Company records its revenues, net of value added taxes ("VAT"), which is levied at the rate of 10% on the invoiced value of sales.

Grocery and food delivery consists of online grocery under brand name "Pushkart" and food delivery service under brand name "Handycart" as follows:

Customers place order for groceries and take-out food through our online platforms of "Pushkart" and "Handcart" respectively. When the grocery or food merchant receives and order, our platform will assign a third-party delivery service to pick up and deliver the grocery and/or food order to the customer. Revenue is recognized when the grocery and/or food is delivered, at which time the customer pays for the grocery and /or food order with cash, at Net of merchant cost.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $77,471 and $0, respectively, from this stream.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $53,635 and $0, respectively, from this stream.

As a telecommunication reseller we provide local mobile data and overseas internet data plans under the brand name of "Gorilla," which company we acquired in May 2022. Our telecommunication revenues are recorded for ASC Topic 606 purposes as follows:

Local mobile plan - customers choose and subscribe to a monthly local mobile plan through our "Gorilla" online platform. The Company will proceed to register the sim card (effectively, the mobile telephone number activation card) and arrange delivery of that Sim card to the customer. Following Sim card activation, the system will capture the monthly data usage of each customer, calculated in accordance with the package data capacity and monthly subscription rate, which amounts are aggregated and recorded as revenue. Unused data will be converted to Rewards Points and carried forward to next month for potential subsequent data usage. As a result of the rewards points, the company also recognize revenue from Rewards Point redemption for subscription fees offset, voucher redemption, extra data purchases, that the customer chooses to use via our online platform.

Overseas internet data plan – a customer will place order for their desired overseas internet data plan through either the "Gorilla" online platform or third-party partner platforms. Subscription revenue is recognized when the Sim card is delivered and activated.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $21,083 and $0, respectively, from telecommunications.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $15,441 and $0, respectively, from telecommunications.

Digital marketing provides the services that affiliate with multiple YouTube channels to offer services that include audience development, content programming, creator collaborations, digital right managements, monetization, and/or sales as follows:

The Company is required to establish as Multi-Channel Network (MCN) for YouTube Creators and fulfilled the basic MCN guidelines on timely basis. The Company engages the creator in contract as a platform to nurture the creator in brainstorming creative content ideas, coaching on growing their audience size and connection with top brands.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $1,211,428 and $0, respectively, from this stream.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $1,211,428 and $0, respectively, from this stream.

Online ticketing and reservation provides information, prices, availability, booking services for domestic and international air travel and hotels as follows:

The Company's revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $178,206 and $0, respectively, from this stream.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $178,206 and $0, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company's right to receive consideration becomes unconditional.

There were contract assets balance was $9,019 and $0 on September 30, 2022 and December 31, 2021, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company's obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer's consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company's contract liability balance was $1,348,901 and $25,229 on September 30, 2022 and December 31, 2021, respectively.

• Software development costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC Topic 985, Software, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. These capitalized software costs are ratably amortized over the period of the software's estimated useful life. Costs incurred to enhance the Company's software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company also expenses website costs as incurred.

Research and development expenditures arising from the development of the Company's own software are charged to operations as incurred. For the nine months ended September 30, 2022, and 2021, software development costs were $56,627 and $76,698, respectively. For the three months ended September 30, 2022, and 2021, software development costs were $19,759 and $9,709, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

• Cost of sales

Cost of sales under online ordering consist of the cost of merchandizes ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

Cost of sales related to software sales consist of the cost of software and payroll costs, which are directly attributable to the sales of software. Cost of sales related to hardware sales consist of the cost of hardware and payroll costs, which are directly attributable to the sales of hardware.

Cost of sales related to grocery and food delivery consist of the cost of the outsourced delivery and the outsource payment gateway, which are directly attributable to the sales of grocery and food delivery.

Cost of sales related to our telecommunication data reseller segment consist of the cost of the primary telecommunication service, which are directly attributable to the sales of telecommunication data.

Cost of sales under digital marketing consist of the cost of primary digital marketing service, which are directly attributable to the sales of digital marketing.

• Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company's suppliers or distributors for our merchant POS business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of sales.

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other personnel-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $212,666 and $662,058 for the three and nine months ended September 30, 2022, respectively. Advertising expense was $42,843 and $85,027 for the three and nine months ended September 30 2021, respectively.

• Product warranties

The Company's provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company's suppliers, the Company has concluded that no warranty liability is required as of September 30, 2022, and December 31, 2021. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

• Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three and nine month ended September 30, 2022, and 2021.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. On a quarterly basis, the Company reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances to reduce those amounts to the amounts management believes will be realized in future income tax returns.

In addition to U.S. income taxes, the Company and its wholly-owned foreign subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax, there may be transactions and calculations for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company's current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

• Foreign currencies translation and transactions

The reporting currency of the Company is the United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$s. In addition, the Company's subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong ("VND"), Singapore Dollar ("SGD"), Indian Rupee ("INR"), Philippines Pesos ("PHP"), Malaysian Ringgit ("MYR), Thailand Baht ("THB") and Indonesian Rupiah ("IDR"), respectively, which are the functional currencies in which the subsidiary's operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, "Translation of Financial Statement" ("ASC 830") using the applicable exchange rates on the balance sheet date. Shareholders' equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes in shareholder's equity.

Translation of amounts from SGD into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

Schedule of Foreign currencies translation and transactions

	September 30, 2022	September 30, 2021
Period-end SGD:US$ exchange rate	$0.72692	$0.73534
Period average SGD:US$ exchange rate	$0.69708	$0.74658

Translation of amounts from VND into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end VND:US$ exchange rate	$0.000042	$0.000044
Period average VND:US$ exchange rate	$0.000043	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end INR:US$ exchange rate	$0.012268	$0.013463
Period average INR:US$ exchange rate	$0.012928	$0.013576

Translation of amounts from PHP into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end PHP:US$ exchange rate	$0.017022	$	N/A
Period average PHP:US$ exchange rate	$0.018682	$	N/A

Translation of amounts from THB into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end THB:US$ exchange rate	$0.026390	$	N/A
Period average THB:US$ exchange rate	$0.028899	$	N/A

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end MYR:US$ exchange rate	$0.215560	$	N/A
Period average MYR:US$ exchange rate	$0.230418	$	N/A

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end IDR:US$ exchange rate	$0.000066	$	N/A
Period average IDR:US$ exchange rate	$0.000069	$	N/A

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

• Comprehensive income

ASC Topic 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in shareholders' equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

• Earning per share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only "in the money" dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the years.

For the three and nine months ended September 30, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company's net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(9,959,793)	$(8,429,267)
Weighted average common shares outstanding – Basic and diluted	25,302,206	7,823,818
Net loss per share – Basic and diluted	$(0.39)	$(1.00)

	Nine months ended September 30,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(24,012,495)	$(15,528,998)
Weighted average common shares outstanding – Basic and diluted	23,856,503	7,551,842
Net loss per share – Basic and diluted	$(1.01)	$(2.00)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Nine months ended September 30,	Nine months ended September 30,
	2022	2021
Series A Convertible Preferred Stock (a)	—	8,000
Series B Convertible Preferred Stock	—	764,400
Series B-1 Convertible Preferred Stock	—	48,000
Series C Convertible Preferred Stock	—	465,600
Series C-1 Convertible Preferred Stock	—	4,195,200
Options to purchase common stock (b)	1,945,270	—
Warrants granted to underwriter	3,793,929	—
Warrants granted with Series C-1 Convertible Preferred Stock (c)	—	1,178,700
Total of common stock equivalents	5,739,199	6,659,900

(a)	The Series A conversion formula is the aggregate Stated Value of the shares of Series A to be converted divided by the IPO price (Stated Value for each Series A Preferred Stock is $1,000). These are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.
(b)	The Board of Directors have approved a 10 year stock option at an exercise price of $6.49 per share that will be exercisable at any time.
(c)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

• Leases

The Company adopted Topic 842, Leases ("ASC 842") to determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to control and use a specifically identified asset for the term of the lease and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based upon the present value of lease payments over the estimated lease term. As most of the Company's leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease at the commencement date. The operating lease ROU asset also includes any initial direct payments made in connection with entering the lease (which types of initial direct costs are specifically identified in ASC 842) and reduces the ROU asset for any lease incentives provided to the Company by the lessor. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The ROU for a financing lease is adjusted similarly to the ROU for an operating lease, which adjustments include initial direct costs and lessor incentives.

To the extent that the Company has operating leases in which the lease payments are indexed in a way to protect the lessor from increases in the index value over the term of the lease, those additional lease payments are categorized as incremental lease expense and recorded at the time they are paid. Any lease with an initial term of twelve-months or less are not capitalized, rather they are expensed on a ratable basis of the short-term life of that lease.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Subsequently, the fixed and in- substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. To the extent that the Company has agreements that contain both lease and non -lease components, the Company can account for the entirety of the contract as a lease, rather than having to separate the non-lease components from the contract and account for those non-lease components separately.

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

As of September 30, 2022 and December 31, 2021, the Company recorded the right of use asset of $643,593 and $627,968 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company's common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2022, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three- and nine-months ended September 30, 2022, and 2021. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

• Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its preferred and common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using a Black-Scholes Option Pricing Model as of the measurement date. The Company uses a Black-Scholes option pricing model to estimate the grant date fair value of the warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital (the accounting treatment for common stock issuance costs). All other warrants are recorded at the grant date fair value as an expense over the requisite service period, or at the date of issuance if the warrants vest immediately.

• Related parties

The Company follows ASC 850-10, Related Party Disclosures ("ASC 850") for the identification of related parties and the disclosure of related party transactions.

Pursuant to ASC 850, the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under ASC 825, Financial Instruments, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required by ASC 850. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

• Commitments and contingencies

The Company follows the ASC 450, Commitments, to account for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, which assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available, that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows if the current level of facts and circumstances changes in the future.

• Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The carrying amounts of the Company's financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, contract liabilities, accrued liabilities and other payables, amounts due to related parties and operating lease liabilities, approximate their fair values because of the short maturity of these instruments.

• Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board ("FASB") or other standard setting bodies and adopted by the Company as of the specified effective date. Please refer to the Company's Annual Report on Form 10-K, filed on March 30, 2022, for our discussion of recently issued FASB accounting standard updates that were issued but not yet effective.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03). This ASU was issued to resolve differences in practice regarding how to record the issuance of common stock with sale restrictions that pertain to the receiving party. The FASB concluded in ASU 2022-03 that these types of restrictions were not attributes of the stock issued but related to the parties to whom the stock was issued. As a result, the ASU 2022-03 requires companies to record the issuance of this type of restricted stock at its face value (i.e., not discount the stock because the receiving party can't immediately sell the stock). From time-to-time, the Company may acquire another company in a transaction in which Company restricted stock is issued. The Company has reviewed ASU 2022-03 and does not expect that it will affect the Company.

All other recently issued, but not yet effective, 2022 Accounting Standards Updates are not expected to have an effect on the Company.
NOTE－4 REVENUE

Revenue was generated from the following activities:

	Nine Months ended September 30,
	2022	2021
Sales – online ordering	$1,561,625	$73,518
Sales – digital marketing	1,211,428	—
Sales – online ticketing and reservation	178,206	—
Sales – data	21,083	—
Software subscription sales	21,924	26,970
Hardware sales	150	335
	$2,994,416	$100,823

	Three Months ended September 30,
	2022	2021
Sales – online ordering	$645,074	$73,518
Sales – digital marketing	1,211,428	—
Sales – online ticketing and reservation	178,206	—
Sales – data	15,441	—
Software subscription sales	34	10,016
Hardware sales	81	—
	$2,050,264	$83,534

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities

	Nine Months ended September 30, 2022	Year ended December 31, 2021
Contract liabilities, brought forward	$25,229	$18,646
Add: recognized as deferred revenue	1,348,901	44,064
Less: recognized as revenue	(25,229)	(37,481)
Contract liabilities, carried forward	$1,348,901	$25,229
NOTE－5 SEGMENT REPORTING

Currently, the Company has four reportable business segments:

(i)	e-Commerce – operates an online lifestyle platform under the brand name of "Leflair" covering a diversity of services and products, such as fashion and accessories, beauty and personal care, and home and lifestyle, all managed by SOPA Technology Company Ltd,
(ii)	Merchant point of sale ("POS") – is involved in the sale of hardware and software to merchants and this segment is managed by Hottab group and SOPA entities except SOPA Technology Company Ltd,
(iii)	Online grocery and food deliveries – operate an online food delivery service under the "Handycart" brand name and an online grocery delivery under the "Pushkart" brand name, managed by Dream Space Trading Co Ltd and New Retail Experience Incorporated respectively, and
(iv)	Telecommunication reseller – provide sales of local mobile phone plans and global internet data provider plans, both services managed by the Gorilla Group.
(v)	Digital marketing operates the digital marketing business with creator and digital marketing platform
(vi)	Online ticketing and reservation - operates the sale of domestic and overseas air ticket and global hotel reservations

The Company's Chief Finance Officer (CFO) evaluates operating segments using the information provided in the following tables that presents revenues and gross profits by reportable segment, together with information on the segment tangible and intangible assets.

Schedule of Segment Reporting

	Nine months ended September 30, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	77,471	—	—	1,484,154	—	—	1,561,625
Sales – digital marketing	—	1,211,428	—	—	—	—	1,211,428
Sales – online ticketing and reservation	—	—	178,206	—	—	—	178,206
Sales – data	—	—	—	—	21,083	—	21,083
Software sales	—	—	—	—	—	21,924	21,924
Hardware sales	—	—	—	—	—	150	150
Total revenue	77,471	1,211,428	178,206	1,484,154	21,083	22,074	2,994,416

Cost of sales:
Cost of online ordering	—	—	—	(1,388,531)	—	—	(1,388,531)
Cost of online platform	(78,827)	—	—	—	—	—	(78,827)
Sales – online ticketing and reservation	—	—	(6,007)	—	—	—	(6,007)
Cost of digital marketing	—	(1,068,000)	—	—	—	—	(1,068,000)
Cost of data	—	—	—	—	(9,931)	—	(9,931)
Software sales	—	—	—	(131,420)	—	(18,585)	(150,005)
Hardware sales	—	—	—	—	—	(111)	(111)
Total cost of revenue	(78,827)	(1,068,000)	(6,007)	(1,519,951)	(9,931)	(18,696)	(2,701,412)

Gross income (loss)	(1,356)	143,428	172,199	(35,797)	11,152	3,378	293,004

Operating Expenses
Sales and marketing expenses	(13,988)	—	(15,205)	(624,017)	(8,848)	—	(662,058)
Software development costs	—	—	—	—	—	(56,627)	(56,627)
Impairment loss	—	—	—	—	—	(779,000)	(779,000)
Depreciation	(2,100)	(596)	(12,587)	(1,208)	(5,040)	(27,807)	(49,338)
Amortization	—	—	—	—	—	(2,400,000)	(2,400,000)
General and administrative expenses	(146,673)	(231,164)	(214,078)	(909,815)	(211,758)	(18,948,705)	(20,662,193)
Total operating expenses	(162,761)	(231,760)	(241,870)	(1,535,040)	(225,646)	(22,212,139)	(24,609,216)

Loss from operations	(164,117)	(88,332)	(69,671)	(1,570,837)	(214,494)	(22,208,761)	(24,316,212)

Other income (expense)
Interest income	7	—	486	6,621	—	40,775	47,889
Interest expense	—	(1,418)	—	—	(6,519)	(7,769)	(15,706)
Loss on settlement of litigation	—	—	—	—	—	—	—
Other income	1,474	—	391	712	6,828	35,993	45,398
Total other income (expense)	1,481	(1,418)	877	7,333	309	68,999	77,581

Loss before income taxes	(162,636)	(89,750)	(68,794)	(1,563,504)	(214,185)	(22,139,762)	(24,238,631)

	Nine months ended September 30, 2021
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller		Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	73,518	—		—	73,518
Sales – digital marketing	—	—	—	—	—		—	—
Sales – online ticketing and reservation	—	—	—	—	—		—	—
Sales – data	—	—	—	—	—		—	—
Software sales	—	—	—	—	—		26,970	26,970
Hardware sales	—	—	—	—	—		335	335
Total revenue	—	—	—	73,518	—		27,305	100,823

Cost of sales:
Cost of online ordering	—	—	—	(57,741)	—		—	(57,741)
Cost of digital marketing	—	—	—	—	—		—	—
Cost of data	—	—	—	—	—		—	—
Software sales	—	—	—	(166,761)			(39,626)	(206,387)
Hardware sales	—	—	—	—	—		(165)	(165)
Total cost of revenue	—	—	—	(224,502)	—		(39,791)	(264,293)

Gross income (loss)	—	—	—	(150,984)	—		(12,486)	(163,470)

Operating Expenses
Sales and marketing expenses	—	—	—	(78,808)	—		(6,219)	(85,027)
Software development costs	—	—	—	—	—		(76,698)	(76,698)
Impairment loss	—	—	—	(200,000)	—		—	(200,000)
Depreciation	—	—	—	—	—		(6,648)	(6,648)
Amortization	—	—	—	—	—		(2,400,000)	(2,400,000)
General and administrative expenses	—	—	—	(73,285)	—		(11,934,429)	(12,007,714)
Total operating expenses	—	—	—	(352,093)	—		(14,423,994)	(14,776,087)

Loss from operations	—	—	—	(503,077)	—		(14,436,480)	(14,939,557)
					—
Other income (expense)					—
Interest income	—	—	—	61	—		10	71
Interest expense	—	—	—	—	—		(36,486)	(36,486)
Loss on settlement of litigation	—	—	—	—	—		(550,000)	(550,000)
Other income	—	—	—	3,643	—		3,274	6,917
Total other income (expense)	—	—	—	3,704	—		(583,202)	(579,498)
Loss before income taxes	—	—	—	(499,373)	—	—	(15,019,682)	(15,519,055)

	Three months ended September 30, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	53,635	—	—	591,439	—	—	645,074
Sales – digital marketing	—	1,211,428	—	—	—	—	1,211,428
Sales – online ticketing and reservation	—	—	178,206	—	—	—	178,206
Sales – data	—	—	—	—	15,441	—	15,441
Software sales	—	—	—	—	—	34	34
Hardware sales	—	—	—	—	—	81	81
Total revenue	53,635	1,211,428	178,206	591,439	15,441	115	2,050,264

Cost of sales:
Cost of online ordering	—	—	—	(562,571)	—	—	(562,571)
Cost of online platform	(51,929)	—	—				(51,929)
Cost of digital marketing	—	(1,068,000)	—	—	—	—	(1,068,000)
Sales – online ticketing and reservation	—	—	(6,007)	—	—	—	(6,007)
Cost of data	—	—	—	—	(8,956)	—	(8,956)
Software sales	—	—	—	(38,879)	—	(5,921)	(44,800)
Hardware sales	—	—	—	—	—	(66)	(66)
Total cost of revenue	(51,929)	(1,068,000)	(6,007)	(601,450)	(8,956)	(5,987)	(1,742,329)

Gross income (loss)	1,706	143,428	172,199	(10,011)	6,485	(5,872)	307,935

Operating Expenses
Sales and marketing expenses	(13,170)	—	(15,205)	(175,443)	(8,848)	—	(212,666)
Software development costs	—	—	—	—	—	(19,759)	(19,759)
Impairment loss	—	—	—	—	—	(250,417)	(250,417)
Depreciation	(2,023)	(596)	(12,587)	(1,208)	(3,770)	(14,537)	(34,721)
Amortization	—	—	—	—	—	—	—
General and administrative expenses	(87,301)	(231,164)	(214,078)	(302,905)	(131,906)	(8,123,394)	(9,090,748)
Total operating expenses	(102,494)	(231,760)	(241,870)	(479,556)	(144,534)	(9,208,107)	(10,408,311)

Loss from operations	(100,788)	(88,332)	(69,671)	(489,567)	(138,039)	(9,213,979)	(10,100,376)

Other income (expense)
Interest income	7	—	486	6,435	—	34,889	41,817
Interest expense	—	(1,418)	—	—	(6,519)	(3,340)	(11,277)
Loss on settlement of litigation	—	—	—	—	—	—	—
Other income	1,474	—	391	13	5,051	176	7,105
Total other income (expense)	1,481	(1,418)	877	6,448	(1,468)	31,725	37,645
Loss before income taxes	(99,307)	(89,750)	(68,794)	(483,119)	(139,507)	(9,182,254)	(10,062,731)

	Three months ended September 30, 2021
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller		Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	73,518	—		—	73,518
Sales – digital marketing	—	—	—	—	—		—	—
Sales – online ticketing and reservation	—	—	—	—	—		—	—
Sales – data	—	—	—	—	—		—	—
Software sales	—	—	—	—	—		10,016	10,016
Hardware sales	—	—	—	—	—		—	—
Total revenue	—	—	—	73,518	—		10,016	83,534

Cost of sales:
Cost of online ordering	—	—	—	(57,741)	—		—	(57,741)
Cost of digital marketing	—	—	—	—	—		—	—
Cost of data	—	—	—	—	—		—	—
Software sales	—	—	—	(80,557)	—		(21,138)	(206,387)
Hardware sales	—	—	—	—	—		—	—
Total cost of revenue	—	—	—	(138,298)	—		(21,138)	(159,436)

Gross income (loss)	—	—	—	(64,780)	—		(11,122)	(75,902)

Operating Expenses
Sales and marketing expenses	—	—	—	(40,744)	—		(2,099)	(42,843)
Software development costs	—	—	—	—	—		(9,709)	(9,709)
Impairment loss	—	—	—	—	—		—	—
Depreciation	—	—	—	—	—		(2,197)	(2,197)
Amortization	—	—	—	—	—		(800,000)	(800,000)
General and administrative expenses	—	—	—	(48,658)	—		(7,441,608)	(7,490,266)
Total operating expenses	—	—	—	(89,402)	—		(8,255,613)	(8,345,015)

Loss from operations	—	—	—	(154,182)	—		(8,266,735)	(8,420,917)
					—
Other income (expense)
Interest income	—	—	—	61	—		—	61
Interest expense	—	—	—	—	—		(12,272)	(12,272)
Loss on settlement of litigation	—	—	—	—	—		—	—
Other income	—	—	—	3,643	—		1,521	5,164
Total other income (expense)	—	—	—	3,704	—		(10,751)	(7,047)
Loss before income taxes	—	—	—	(150,478)	—	—	(8,277,486)	(8,427,964)

	September 30, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller		Merchant POS	Total
Intangible assets, net	358,959	—	—	—	938,590		2,876,000	4,173,549
Identifiable assets	158,580	853,367	2,495,915	2,151,247	89,870	—	30,811,232	36,542,211

	December 31, 2021
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller		Merchant POS	Total
Intangible assets, net	—	—	—	—	—		4,000,000	4,000,000
Identifiable assets	—	—	—	9,638,035	—	—	21,538,322	31,176,357
The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

	Nine Months Ended September 30,
	2022	2021
Indonesia	$119,653	$24,913
Vietnam	1,491,554	75,910
Philippines	71,878	—
Singapore	99,091	—
United States	1,105,456	—
Thailand	105,972	—
Malaysia	812	—
	$2,994,416	$100,823

	Three Months Ended September 30,
	2022	2021
Indonesia	$98,956	$9,939
Vietnam	592,895	73,595
Philippines	50,724	—
Singapore	93,449	—
United States	1,105,456	—
Thailand	105,972	—
Malaysia	812	—
	$2,050,264	$83,534

NOTE－ 6 BUSINESS COMBINATION

The Company has accounted for all of its business acquisitions in accordance with the requirements of ASC 805, Business Combinations ("ASC 805"). Assets acquired and liabilities assumed in business combinations were recorded on the Condensed as of Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss since their respective dates of acquisition. The excess of the purchase price over the fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Any revision to the fair values during the measurement period (no longer than one-year after the acquisition date) will be recorded by the Company as further adjustments to the purchase price allocations.

The Company allocates the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and generally engages an independent valuation analyst to assist the Company in preparing its preliminary and final determinations of fair value.

Acquisition-related costs incurred for all acquisitions are expensed as incurred and recorded in general and administrative expense.

Acquisition of New Retail Experience Incorporated

On February 14, 2022, the Company completed the acquisition of a 100% equity interest in New Retail Experience Incorporated ("New Retail") for total consideration of $994,555, comprised of 226,629 shares of common stock, with a fair value of approximately $800,000 and cash consideration of $200,000 The Company accounted for the transaction as the acquisition of a business.

Purchase price allocation:
Fair value of stock at closing	$800,000
Cash paid	200,000
Less cash received	(5,445)
Purchase price	$994,555

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed based on our preliminary estimated fair values.

The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The Company is working with an independent valuation firm to finalize the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on February 14, 2022. The preliminary estimated fair value of assets acquired, and liabilities assumed in were as follows: The purchase price allocation resulted in $779,000 of goodwill.

Acquired assets:
Trade receivables	$4,728
Other receivables	9,603
Property and equipment	204
Total acquired assets	14,535

Less: Assumed liabilities
Trade payables	2,804
Accrued liabilities and other payable	279
Deferred tax liabilities	69,000
Total Assumed liabilities	72,083

Foreign exchange difference	2,897
Fair value of net liabilities assumed	(60,445)
Fair value of identifiable assets	276,000
Goodwill recorded	779,000

Cash consideration allocated	$994,555

Goodwill is not expected to be deductible for tax purposes. The Company recognized a goodwill impairment of $779,000 during the nine months ended September 30, 2022, because there were continuous operating losses and negative cash flows incurred subsequent to the acquisition date. In accordance with ASC 350, Goodwill – Intangibles and Other, the Company recognized the goodwill impairment loss by comparing the fair value of the New Retail reporting unit to the carrying amount of the acquisition. The carrying value of the acquisition was greater than the fair value of the reporting unit which indicated that the goodwill was impaired. The impairment charge was determined as the difference between the carrying amount of the acquisition and the fair value of the reporting unit and was charged to impairment loss in the operating expense section of the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Goodwill impairments may not be subsequently reversed.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2022 and 2021.

	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Revenue	$3,133,833	$155,675
Net loss	$(26,458,695)	$(15,545,592)
Net loss per share	$(1.01)	$(1.60)

(i) Acquisition of Dream Space:

The total consideration of the acquisition is cash consideration VND$2,300,000, (approximately $104). The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, "Business Combinations" ("ASC 805").

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

The Acquisition was accounted for as a business combination in accordance with ASC 805 "Business Combinations". The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

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

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenue	$2,907,816	$113,194
Net loss	$(26,457,632)	$(15,528,964)
Net loss per share	$(1.01)	$(1.60)

(ii) Acquisition of Gorilla:

On May 31, 2022, the Company ("Buyer") entered into a Stock Purchase Agreement with Gorilla Networks Pte Ltd. ("Gorilla") for the acquisition of 100% of the equity interests in Gorilla for an aggregate purchase price equal to (i) the number of the Buyer's shares of restricted common stock equal to the quotient of $150,000 divided by the closing price of the Buyer's common stock on the Nasdaq Capital Market on the day immediately before the Closing Date ("Closing Price") issued on the Closing Date ("First Tranche") and (ii) the number of the Buyer's shares of restricted common stock equal to the quotient of $1,000,000 (less the amount of the First Tranche and the amount of the Assumed Liabilities) divided by the Closing Price issued on the six month anniversary of the Closing Date ("Second Tranche"). The purchase price totaled approximately $338,785 ($1,000,000 less assumed liabilities of $661,215). The Company accounted for the transaction as an acquisition of a business, on May 31, 2022, pursuant to ASC 805, "Business Combinations" ("ASC 805").

Purchase price consisted of the following::
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

The Company expects to retain the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on May 31, 2022. The preliminary estimated fair value of assets acquired, and liabilities assumed in were as follows: The purchase price allocation resulted in $0 of goodwill, as below:

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

The Acquisition was accounted for as a business combination in accordance with ASC 805 "Business Combinations". The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

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

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenue	$3,036,112	$100,823
Net loss	$(29,378,194)	$(15,572,981)
Net loss per share	$(1.13)	$(1.60)

(iii) Acquisition of TMG:

On July 7, 2022 (the "Closing Date"), Society Pass Incorporated (the "Company"), through its wholly-owned subsidiary, Thoughtful Media Group Incorporated, a Nevada corporation (the "Buyer"), acquired from AdActive Media Group, Inc., a Delaware corporation (the "Seller"), (i) all the outstanding capital stock of AdActive Media CA, Inc., a California corporation (the "CA Sub"), and (ii) 99.75% of all the outstanding capital stock of Thoughtful Thailand Limited, a Thailand corporation (the "Thai Sub").

Pursuant to a certain Stock Purchase Agreement, among the Company, Buyer and Seller (the "Stock Purchase Agreement"), the consideration paid to the Seller by the Company and the Buyer included:

1.	609,327 shares of the Company's common stock valued at $1.3 million:
2.	a warrant, expiring one year after the Closing Date on July 7, 2023, to purchase 203,109 shares of the Company's common stock at an exercise price of $2.1335; and
3.	assumption of liabilities up to $700,000 of the CA Sub and the Thai Sub, including two assumed loans, with an aggregate principal balance of $300,000 not including interest, payable by the Seller and the CA Sub ("Assumed Liabilities").

Separately, and not part of the consideration paid to the Seller, the Company entered into Consulting Agreements with corporations controlled by two of the Seller's officers pursuant to which the two officers will continue as the Buyer's executive officers through December 31, 2022.

The Company accounted for the transaction as an acquisition of a business, on July 7, 2022, pursuant to ASC 805, "Business Combinations" ("ASC 805").

Purchase price consisted of the following::
Fair value of stock at closing	$2,102,389
Less: cash received	(29,877)
Purchase price	$2,072,512

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

The Company expects to retain the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on July 7, 2022. The preliminary estimated fair value of assets acquired, and liabilities assumed in were as follows: The purchase price allocation resulted in $2,477,631 of goodwill, as below:

Acquired assets:
Trade receivables	$416,061
Deposit and prepayment	92,556
Property and equipment	2,697
Right of use assets	30,370
Cash	29,877
Total acquired assets	571,561
Less: Assumed liabilities
Trade payables	483,424
Accrued liabilities and other payable	141,540
Amount due to related parties	160,050
Loan	160,941
Lease liabilities	30,725
Total acquired Liabilities	976,680
Fair value of net assets assumed	(405,119)
Goodwill recorded	2,477,631
Cash consideration allocated, net	$2,072,512

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

The Acquisition was accounted for as a business combination in accordance with ASC 805 "Business Combinations". The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

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

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenue	$5,933,816	$611,705
Net loss	$(26,511,631)	$(17,013,547)
Net loss per share	$(1.02)	$(1.75)

(iv) Acquisition of Nusatrip:

On August 15, 2022, the Company ("Buyer") entered into Stock Purchase Agreement with Nusatrip International Pte Ltd. ("NINT") for the acquisition of 75% of the equity interests in NINT with two business operations units/ subsidiaries: i) Nusatrip Singapore Pte. Ltd ("NSPL") and Nusatrip Malaysia Sdn Bhd ("NMSB"). (NINT, NSPL and NMSB are collectively referred to as the "NINT Group")

On the same day, the Company and SOPA Technology Pte Ltd (SOPA SG) acquired 99.96% and 0.04% of the equity interests of PT Tunas Sues Mandiri ("PTTSM"), respectively.

Pursuant to the Stock Purchase Agreement (the "SPA"), the Company and SOPA SG agreed to purchase the shares, business and assets of PTTSM for an aggregate purchase price equal to $620,000. The Company accounted for the transaction as an acquisition of a business, on August 15, 2022, pursuant to ASC 805, "Business Combinations" ("ASC 805").

Purchase price consisted of the following::
Fair value of stock at closing	$2,194,456
Less: cash received	(1,574,456)
Purchase price	$620,000

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

The Company expects to retain the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on August 15, 2022. The preliminary estimated fair value of assets acquired, and liabilities assumed in were as follows: The purchase price allocation resulted in $4,801,143 of goodwill, as below:

Acquired assets:
Trade receivables	$643,627
Other receivables	1,272,617
Property and equipment	172,024
Identifiable intangible assets	1,000,000
Amount due from related parties	941,915
Amount due from shareholder	17,742
Cash	1,574,456
Total acquired assets	5,622,381
Less: Assumed liabilities
Trade payables	875,744
Accrued liabilities and other payable	6,828,185
Contract liabilities	450,000
Amount due to related parties	1,649,514
Amount due to shareholder	81
Total acquired Liabilities	9,803,524
Fair value of net assets assumed	(4,181,143)
Goodwill recorded	4,801,143
Cash consideration allocated, net	$620,000

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

The Acquisition was accounted for as a business combination in accordance with ASC 805 "Business Combinations". The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

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

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenue	$3,141,713	$611,705
Net loss	$(26,926,865)	$(17,013,547)
Net loss per share	$(1.03)	$(1.75)

NOTE－ 7 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

	September 30, 2022	December 31, 2021
Deposits	$950,062	$68,991
Prepayments	658,172	32,279
Prepayments for consultancy fee (a)	2,146,666	6,010,667
Prepayments for first insurance funding (b)	—	742,500
Value added tax	265,550	96,818
Interest receivable	13,446	—
Other receivables	91,689	1,666
Total	$4,125,585	$6,952,921
Less: non-current portion
Prepayments for consultancy fee	—	(858,667)
Current portion	$4,125,585	$6,094,254

(a)	On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as consultant to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The considerations of the services are $3,250,000 and $3,190,000. The Company's due to China-America Culture Media Inc. balance was $1,083,333 and $3,033,334 as of September 30, 2022 and December 31, 2021, respectively. The Company's due to New Continental Technology Inc., balance was $1,063,333 and $2,977,333 as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized the amortization of prepaid consulting expense of $3,864,001 and $0, respectively, using the straight-line method, over a term of 15 months. For the three months ended September 30, 2022 and 2021, the Company recognized the amortization of prepaid consulting expense of $1,288,001 and $0, respectively.
(b)	On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down payment of $247,500 (25%) and the remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022. The Company's D&O insurance prepayment balance was $0 and $742,500 as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022 and 2021 the Company recognized the amortization of prepaid insurance expense of $742,500 and $0, respectively. For the three months ended September 30, 2022 and 2021 the Company recognized the amortization of prepaid insurance expense of $247,500 and $0, respectively.

NOTE－8 INVENTORIES

	September 30, 2022	December 31, 2021
Finished goods	$255,820	$221,068
Less
Reserve for excess and obsolete inventory	—	—
Total Inventories	$255,820	$221,068

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $1,467,358 and $0 incurred during the nine months ended September 30, 2022, respectively. The inventories were amounted to $255,820 and $221,068 at September 30, 2022 and December 31, 2021, respectively.

NOTE－9 INTANGIBLE ASSETS

As of September 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	Useful life	September 30, 2022	December 31, 2021
At cost:		(Unaudited)

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development		938,590	—
Software system		358,959	—
Intellectual technology		276,000	—
Identifiable intangible asset		1,000,000	—
Other intangible assets	3 – 5 years	1,725	1,725
		10,575,274	8,001,725
Less: accumulated depreciation		(6,401,725)	(4,001,725)
		$4,173,549	$4,000,000

On November 1 2018, the Company entered into a software development agreement with CVO Advisors Pte Ltd (CVO) 2018 to design and build an App and Web-based platform for the total consideration of $8,000,000. CVO who is a third party vendor in the business of designing, developing, operating computer software applications including mobile and web application for social media, big data, point of sales, loyalty rewards, food delivery and technology platforms in Asia. The CVO developer performed and accepted technical work, of software development phase, which was materially completed by December 23, 2018. The Company obtained a third party license (Wallet Factory International Ltd) for their technology build up by CVO.

The delivered platform was further developed by the Company's in-house technology team (based in Noida that Sopa is currently using for the loyalty platform. The platform can be downloaded from Apple store or Googleplay store (i.e. SoPa App) and the Company's web version is on www.sopa.asia. The platform was completed developed on September 30, 2020 and has estimated life of 2.5 years. The platform started to be amortized from October 1, 2020.

Further, the Company entered into a subscription agreement with CVO to issue 8,000 shares of preferred stock for the software development, equal to the aggregate of $8,000,000 or at the stated value of $1,000 per share.

Pursuant to the subscription agreement entered into with CVO, the Company issued 8,000 shares of Series A convertible preferred stock for the purchase of software development at the stated value of $1,000 per share, totaling $8,000,000. CVO performed and accepted the technical work such as designing, developing, operating computer software applications including mobile and web application for social media, big data, point of sales, loyalty rewards, food delivery and technology platforms. The holder of this series A provided their consent to waive the warrant provision available with them and accordingly the preferred series A accounted in 2018.

Also, the owner of CVO entered into a call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 23). As a result of this option exercise, there were no accounting effect on the Company's financial statement during the period ended September 30, 2022.

Amortization of intangible assets attributable to future periods is as follows:

Nine months ended September 30, 2022 :	Amount
2022 (remaining period)	$800,000
2023	800,000
Total	$1,600,000

Amortization of intangible assets was $2,400,000 and $2,400,000 for the nine months ended September 30, 2022 and 2021, respectively.

Amortization of intangible assets was $800,000 and $800,000 for the three months ended September 30, 2022 and 2021, respectively.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $938,590 (2021: $0) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process. No amortization was recognized as the project is still ongoing as of September 30, 2022.

Software system is the existing apps development cost and potential software value estimated base on acquisition exercise of Mangan business unit under New Retail Experience Incorporated. This will be concluded upon finalization of Purchase Price Allocation.

Intellectual technology is the identified technology value concluded from acquisition of Pushkart business unit under New Retail Experience Incorporated, through the finalization of Purchase Price Allocation.

Identifiable intangible asset is the potential intangible assets as stakeholder values estimated based on acquisition exercise of Nusatrip Group. This will be concluded upon finalization of Purchase Price Allocation.

NOTE － 10 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
At cost:
Computer	$582,931	$33,207
Office equipment	432,666	16,826
Furniture and fixtures	9,245	—
Renovation	374,326	27,731
	1,399,168	77,764
Less: accumulated depreciation	(751,357)	(21,743)
Less: exchange difference	—	1,014
	$647,811	$57,035

Depreciation expense for the nine months ended September 30, 2022 and 2021 were $49,338 and $6,648, respectively.

Depreciation expense for the three months ended September 30, 2022 and 2021 were $34,721 and $2,197, respectively.

NOTE — 11 ASSET PURCHASE AGREEMENT

On February 16, 2021, the Company entered into an agreement to acquire assets of Goodventures SEA Limited ("Goodventure"). The acquired assets consisted of intellectual property for its lifestyle e-commerce retail business. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Goodventure a total of $200,000 in cash. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented.

Acquired assets:
Intellectual property	$200,000

Less: Assumed liabilities
Accrued liabilities and other payable	—

Fair value of net assets acquired	200,000
Impairment loss recorded	(200,000)

Net asset value	$—

The Company paid the purchase price of $200,000 during the year ended December 31, 2021. The purchase price of $200,000 would have been allocated to the intangible assets acquired, however, since these intangible assets have an extremely short economic life and are relatively de minimus, the Company decided to expense the $200,000 purchase price, which it for as an impairment loss during the year ended December 31, 2021.

The shares issued as part of this transaction do not give the holders the right to influence or control Society Pass Incorporated. The holders do not have any special voting rights or the right to appoint any board members.

SOPA Technology Pte. Ltd. is a private company that was incorporated under the laws of Singapore on June 6, 2019. SOPA Technology Pte. Ltd. manages Society Pass Incorporated's operating activities in SEA countries and South Asia. As a pass-through holding company, the value of the 15% interest in the SoPa issued to Leflair owners has an indeterminate value and no real value on the date of acquisition of Leflair. Society Pass Incorporated recorded the issuance of the shares at the nominal par value of the shares issued to the holders. The value of the assets acquired shall be the value of the cash paid and to be paid to the sellers. On October 1, 2021, the Company entered into a share exchange agreement with SOPA Technology Pte. Ltd. and the stockholders of Goodventures. Pursuant to the share exchange agreement, the Company agreed to acquire the 15% of SOPA Technology Pte. Ltd. shares in exchange for shares of SoPa common stock at IPO price. As full consideration for the sale, assignment, transfer and delivery of the Shares by the stockholders to the Company, the Company shall issue to the stockholders at the closing a number of shares of SoPa common stock equal to the quotient obtained by dividing $3,750,000, approximately $9 per share by the offering price of the Company's common stock in the Company's initial public offering. Upon the written consent of certain stockholders of Goodventures, 10% of 15% shareholding in SoPa agreed to exchange their shares for 277,409 shares of the Company's common stock, for accounting purpose the same was considered as capital transaction and recorded at par value. Accordingly, the noncontrolling interest was reduced to 5% shareholding of SOPA Technology Pte. Ltd. The corresponding losses in SOPA Technology Pte. Ltd. for the year ended December 31, 2021 were allocated to the remaining 5% noncontrolling interest and the noncontrolling interest balance was amounted to $102,784 as of December 31, 2021.

The following table summarizes the changes in non-controlling interest from December 31, 2021 to September 30, 2022:

Schedule of non-controlling interest

Balance, December 31, 2021	5%
Transfer (to) from the non-controlling interest as a result of Leflair Purchase Agreement	—%
Parent Co. acquired/exchanged the non controlling interest holding with their shares	—%
Balance, September 30, 2022	5%

A reconciliation of the non-controlling loss attributable to the Company:

Schedule of reconciliation non-controlling loss attributable to the company

Non Controlling Interest, December 31, 2021	$(102,784)
Acquisition cost	—
Net loss attributable to non-controlling interest	(228,971)
Foreign currency translation adjustment	11,829
Non Controlling Interest, September 30, 2022	$(319,926)

Net loss attributable to non-controlling interest for the nine months ended September 30, 2022:

Schedule of Net loss attributable to non-controlling interest

Net loss generated by SOPA Technology Pte Ltd for the nine months ended September 30, 2022	$(4,887,694)
Non controlling interest percentage	5%
Net loss attributable to non-controlling interest	$(240,475)
Foreign currency translation adjustment	12,028
Non Controlling Interest	$(228,447)

For the nine months ended September 30, 2022, 5% noncontrolling interest shareholder in SOPA Technology Pte Ltd shared the loss of $240,475.

NOTE－12 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Amounts due to related parties (a)	$22,635	$24,763
Amount due to a director (b)	—	500,000
	$22,635	$524,763

(a)	The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company's due to related parties balance was $22,635 and $24,763 as of September 30, 2022 and December 31, 2021, respectively.
(b)	The December 31, 2021, balance represented unpaid salaries and bonus to a director, which amount was unsecured, interest-free and had no fixed terms of repayments. As of September 30, 2021, the Director had $960,833 in accrued, but unpaid compensation which could be converted to shares by dividing that amount by the employment agreement conversion price of $0.83 to produce 1,157,630 shares. During the year ended December 31, 2021, the Company issued those shares at a fair value of $3,854,908, which resulted in the Company recording compensation expense in the amount of $2,894,075, which was accounted for as stock-based compensation. The Company's due to a director balance was $0 and $500,000 as of September 30, 2022, and December 31, 2021, respectively.

NOTE－13 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Accounts payable-	$1,205,030	$261,907
Accrued liabilities and other payables- Related Party (a)	3,360	60,253
Accrued liabilities and other payables (b)	9,570,819	753,345
Other Accounts payable	9,574,179	813,598
Total Accounts payable	$10,779,209	$1,075,505

Accounts payable includes significant third parties balance of $532,752 acquired from Gorilla business through business combination on May 31, 2022.

(a)	The amount represented due to one related party in respect to unpaid salaries and amounted to $3,360 and $6,818 as of September 30, 2022 and December 31, 2021, respectively.

(b)	Accrued liabilities and other payables consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Accrued payroll	$90,220	$85,888
Accrued VAT expenses	139,359	62,044
Accrued taxes	848,232	62,272
Customer deposit	1,228,746	—
Customer refund	267,837	—
Other payables (c)	3,074,775	245,000
Other accrual (d)	3,921,650	298,141
Total Accrued liabilities	$9,570,819	$753,345

(c)	Included in these balances is $75,000 related to SOSV. In January 2019, the HPL entered into stock purchase agreement and accelerator contract for equity (ACE) with SOSV IV LLC (SOSV) whereby the HPL will issue shares representing 5% of their capital stock for the amounts of $168,000 in three tranches (a) SOSV to pay to the HPL $75,000 for integration of Mobile Only Accelerator (MOX) software development kit, (b) SOSV to pay on behalf of the HPL $48,000 upon MOX successful application and setting up subsidiary, and SOSV to pay on behalf of the HPL $45,000 for setting program for services. The Company received first tranche of $75,000 only and thereafter no other two tranches received by the HPL, however, the outcome of the deal did not results success and so later the HPL have not issued any shares to the SOSV, therefore the arrangement amount of $75,000 accounted as loan from SOSV. The Company sent the legal letter to the SOSV intimating that the Company acquired HPL by issuing 156 shares of preferred stock series C to Hottab Holding Limited for the 100% acquisition of HPL. As of September 30, 2022 and December 31, 2021, the Company had a total of $75,000 and $75,000 outstanding on this account, respectively. (Please refer to our Annual Report on Form 10-K for the year December 31, 2021, filed with the SEC on March 30, 2022, for more detail on this lawsuit). The September 30, 2022 balance includes $255,000 and $897,000 that remains to be paid for the purchase price consideration related to our Gorilla acquisition and TMG acquisition respectively.

(d)	The September 30, 2022, balance inclusdes refund provision, income tax provision and other operation accruals.

NOTE－14 LEASES

We adopted ASU No. 2016-02, - Leases, on January 1, 2019, the beginning of our fiscal 2019, using the modified retrospective approach. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease's commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease's commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of September 30, 2022 and December 31, 2021.

The Company used a weighted average incremental borrowing rate of 5.41% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.31 years.

During the nine months ended September 30, 2022, the Company enter into new lease arrangements, and accounted as per ASC Topic 842, the ROU asset and lease obligation of $228,612.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	September 30, 2022	September 30, 2021
Operating lease expense (per ASC 842)	$221,440	$31,975
Short-term lease expense (other than ASC 842)	—	66,420
Total lease expense	$221,440	$98,395

As of September 30, 2022, right-of-use assets were $643,593 and lease liabilities were $648,410.

As of December 31, 2021, right-of-use assets were $627,968 and lease liabilities were $629,130.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within "general and administrative" expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of September 30, 2022

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending September 30:

Years ended September 30,	Operating lease amount
2023	$320,853
2024	254,461
2025	97,649
2026	—
Total	672,963
Less: interest	(24,553)
Present value of lease liabilities	$648,410
Less: non-current portion	348,901

Present value of lease liabilities – current liability	$299,509

NOTE－ 15 DUE TO FIRST INSURANCE FUNDING

On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down-payment of $247,500 (25%) and remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022. There was no outstanding loan balance on this loan as of September 30, 2022, and the balance as of December 31, 2021 was $596,047.

For the nine months ended September 30, 2022 and 2021, the Company recognized the amortization of interest expense of $7,769 and $0, respectively.

For the three months ended September 30, 2022 and 2021, the Company recognized the amortization of interest expense of $3,340 and $0, respectively.

During the nine months ended September 30, 2022 the Company has repaid the installments for $373,653 and the balance outstanding remained $0 at September 30, 2022.

During the year ended December 31, 2021 the Company has repaid the installments for $151,476 and the balance outstanding remained $596,047 at December 31, 2021.

NOTE－ 16 LOAN

	September 30, 2022	December 31, 2021
	(Unaudited)
Loan – A (i)	$9,876	$—
Loan – B (ii)	5,228	—
Loan – C (iii)	27,985	—
Loan – D (iv)	162,359
	$205,448	$—

i)	On March 15, 2022, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a credit company of SGD 50,000, approximately $35,937 for a term of 9 months until December 15, 2022. The effective interest rate is 30%. For the nine months ended September 30, 2022 and 2021, the Company recognized the interest expense of $3,635 and $0, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized the interest expense of $2,726 and $0, respectively.
ii)	On January 23, 2022, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a credit company of SGD 30,000, approximately $21,562 for a term of 12 months until January 23, 2023. The effective interest rate is 30%. For the nine months ended September 30, 2022 and 2021, the Company recognized the interest expense of $1,744 and $0, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized the interest expense of $1,308 and $0, respectively.
iii)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the nine months ended September 30, 2022 and 2021, the Company recognized the interest expense of $486 and $0, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized the interest expense of $365 and $0, respectively.
iv)	On July 18, 2020, the newly acquired subsidiary, AdActive Media CA, Inc., was granted a SME loan from US government authority of $150,000 for a term of 360 months. The effective interest rate is 3.75%. For the nine months ended September 30, 2022 and 2021, the Company recognized the interest expense of $1,418 and $0, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized the interest expense of $1,418 and $0, respectively.

NOTE－17 SHAREHOLDERS' DEFICIT

Authorized stock

The Company is authorized to issue two classes of stock. The total number of shares of stock which the Company is authorized to issue is 100,000,000 shares of capital stock, consisting of 95,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share.

The holders of the Company's common stock are entitled to the following rights:

Voting Rights: Each share of the Company's common stock entitles its holder to one vote per share on all matters to be voted or consented upon by the stockholders. Holders of the Company's common stock are not entitled to cumulative voting rights with respect to the election of directors.

Dividend Right: Subject to limitations under Nevada law and preferences that may apply to any shares of preferred stock that the Company may decide to issue in the future, holders of the Company's common stock are entitled to receive ratably such dividends or other distributions, if any, as may be declared by the Board of the Company out of funds legally available therefor.

Liquidation Right: In the event of the liquidation, dissolution or winding up of our business, the holders of the Company's common stock are entitled to share ratably in the assets available for distribution after the payment of all the debts and other liabilities of the Company, subject to the prior rights of the holders of the Company's preferred stock.

Other Matters: The holders of the Company's common stock have no subscription, redemption or conversion privileges. The Company's common stock does not entitle its holders to preemptive rights. All of the outstanding shares of the Company's common stock are fully paid and non-assessable. The rights, preferences and privileges of the holders of the Company's common stock are subject to the rights of the holders of shares of any series of preferred stock which the Company may issue in the future.

Common stock outstanding

As of September 30, 2022 and December 31, 2021, the Company had a total of 25,877,403 and 19,732,406 shares of its common stock issued and outstanding, respectively.

On February 10, 2021, the Company effected a 750 for 1 forward stock split of the issued and outstanding shares of the Company's common stock. The number of authorized shares and par value remain unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for the periods presented, unless otherwise indicated, to give effect to the forward stock split.

On September 21, 2021, the Company effected a 1 for 2.5 reverse stock split of the issued and outstanding shares of the Company's common stock. The number of authorized shares and par value remain unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for the periods presented, unless otherwise indicated, to give effect to the reverse stock split.

The forward stock split and reverse stock split described above had no effect on the stated value of the preferred stock, and the number of designated shares and outstanding shares of each series of preferred stock was unchanged in accordance with the respective certificate of designations. The number of authorized shares of preferred stock remained unchanged.

On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC, related to the offering of 2,888,889 shares of the Company's common stock (the "Firm Shares"), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the "Option Shares") to cover over-allotments. The Company's common stock was listed on the Nasdaq Capital Market on November 9, 2021 and began trading on such date. The closing (the IPO Closing.) of the offering and sale of the Firm Shares and the sale of 236,111 Option Shares occurred on November 12, 2021. Aggregate gross proceeds from the closing related to the Firm Shares and the Option Shares was $26,000,001 and $2,124,999, respectively. The Company incurred expenses of $2,677,846 in connection with the IPO.

Upon the closing of the IPO, all outstanding shares of preferred stock series A, B, B-1, C and C-1 were automatically converted into 888,889 shares, 764,400 shares, 48,000 shares, 465,600 shares and 4,195,200 shares of the Company's common stock for the value of $8,000,000, $3,412,503, $466,720, $8,353,373 and $5,536,832, respectively.

During the nine months ended September 30, 2022 and 2021, the Company issued 2,497 and 0 shares of its common stock in exchange for SOPA Technology Pte. Ltd.'s 0.08% non-controlling interest at $22,470 and valued it at par as there was no change in the control over the subsidiary.

On February 8, 2022, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Maxim Group LLC (the "Underwriter"), related to the offering of 3,484,845 shares including over-allotment (the "Shares") of the Company's common stock. Each Share was sold together with one Warrant to purchase one Share at a combined offering price of $3.30.

During the nine months ended September 30, 2022, a total of 70,791 warrants were exercised in exchange for 187,300 shares of common stock for the value of $412,890. During the nine months ended September 30, 2021, no warrants were exercised.

During the three months ended September 30, 2022 and 2021, no warrants were exercised.

During the nine months ended September 30, 2022, the Company issued 1,103,332 shares of common stock to consultants in exchange for consulting services value at $3,226,749.

During the three months ended September 30, 2022, the Company issued 617,332 shares of common stock to consultants in exchange for consulting services valued at $1,827,489.

During the nine months ended September 30, 2022 , the Company issued 92,026 shares of common stock to six of its employees as compensation valued at $217,219. During the nine months ended September 30, 2021, no shares were issued to employees.

During the three months ended September 30, 2022 , the Company issued 68,996 shares of common stock to six of its employees as compensation valued at $69,000. During the three months ended September 30, 2021, no shares were issued to employees.

During the nine months ended September 30, 2022, the Company issued 13,273 shares of common stock to Brugau Pte. Ltd. and Cory Bentley to make up for shortfalls in original issuances pursuant to the terms of the agreements with Brugau Pte Ltd and Cory Bentley, valued at $119,457.

In February 2022, the Company issued 226,629 shares of common stock in exchange for 100% non-controlling interest of its subsidiary New Retail Experience Incorporated, at $3.53 per share, total amounting to $800,000 and valued it at par as there was no change in the control over the subsidiary.

In May 2022, the Company issued a partial first tranche of 40,604 shares of common stock in exchange for 100% controlling interest of its subsidiary Gorilla Networks Pte. Ltd., at $2.05 per share, total amounting to $1,000,000 less assumed liabilities of $661,215 and valued it at par as there was no change in the control of the subsidiary. .As of September 30, 2022 the accrued consideration liability outstanding was approximately $255,000.

Warrants

In August 2019, the Company issued 21,000 warrants to purchase 21,000 shares of its common stock to one employee as compensation for his services to the Company, at a fair value of $17,500. Each warrant is convertible into one share of common stock at an exercise price of $0.0001 per share. The warrants will expire on the second (2nd) anniversary of the initial date of issuance. As at December 31, 2019, none of the warrants have been exercised. 21,000 shares were fully exercised during the year ended December 31, 2020.

In December 2020, the Company issued a certain number of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant allows the holder to purchase one C-1 preferred stock at a price of $420 per share. The warrants shall be exercisable on or before December 31, 2020, September 30, 2021 and September 30, 2022. During the nine months ended September 30, 2022, the Company issued 1,880 warrants.

In December 2020, a total of 838 warrants were exercised in exchange for 838 Series C-1 preferred stocks. (refer note 17 for details).

Below is a summary of the Company's issued and outstanding warrants as of September 30, 2022 and December 31, 2021:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020 (a)	2,047	$420	0.6
Issued (b)	2,120	$420	0.5
Issued (a)	144,445	$9.90	5.0
Exercised	(307)	$420	—
Expired	—	—	—
Outstanding as of December 31, 2021	148,305	$20.57	4.88
Issued (c)	3,728,784	$3.28	4.11
Exercised	(79,601)	$3.28	0.5
Expired	(3,560)	$420	—
Outstanding as of September 30, 2022	3,793,928	$3.577	4.45

There is no intrinsic value for the warrants as of September 30, 2022 and December 31, 2021.

(a)	Common stock will be issued upon exercise of the 144,445 warrants having intrinsic value of $0 and $73,667 as of September 30, 2022 and December 31, 2021, respectively.
(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 1,158,000 shares of common stock with the intrinsic value of $0 and $10,433,580 as of September 30, 2022 and December 31, 2021, respectively.
(c)	Common stock will be issued upon warrants exercise of the 3,649,484 warrants having no intrinsic value as of September 30, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. The Company recorded additional warrants modification expense of $0 and $58,363 as of September 30, 2022 and December 31, 2021, respectively.

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

Director's Stock option

On December 8, 2021, the Board of Directors approved a grant to Dennis Nguyen of a 10-year stock option to purchase 1,945,270 shares of common stock at an exercise price of $6.49 per share that are vested and are exercisable at any time.

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020	—	—	—
Granted	1,945,270	6.49	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2021	1,945,270	$6.49	10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of September 30, 2022	1,945,270	$6.49	9.25

The total fair value of options vested during the nine months ended September 30, 2022 and year ended December 31, 2021 was $0 and $12,159,652 respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2022 and years ended December 31, 2021

December 31, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

 Director's stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2020	—	—	—
Issued	814,950	7.65	2 years
Vested	(162,990)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2021	651,960	$7.65	1.67 years
Issued	—	—	—
Vested	(325,980)	7.65	—
Cancelled	—	—	—
Unvested as of September 30, 2022	325,980	$7.65	0.92 years

Shares Unvested at period-end	325,980	$7.65

Below are the unvested shares vesting schedule at future years

Year ended December 31 2022	162,990
Year ended December 31 2023	162,990
Total	325,980

The Company issued 814,950 shares of its common stock on September 1, 2021 ("start date") of which 651,960 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 162,990 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the nine months ended September 30, 2022 and 2021, the Company recognized the amortization of stock compensation expense of $2,437,092 and $0, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized the amortization of stock compensation expense of $634,239 and $0, respectively. The remaining unamortized vesting expenses in 0.92 years which estimated with a cost of $992,520.

NOTE－18 PREFERRED STOCKS AND WARRANTS

As of September 30, 2022 and December 31, 2021, the Company's preferred stock have been designated as follow:

	No. of shares	Stated Value
Series A Convertible Preferred Stock	10,000	$1,000
Series B Convertible Preferred Stock	10,000	$1,336
Series B-1 Convertible Preferred Stock	15,000	$2,917
Series C Convertible Preferred Stock	15,000	$5,763
Series C-1 Convertible Preferred Stock	30,000	$420
Series X Super Voting Preferred Stock	3,500	$0.0001

The Series A, B, B-1, C and C-1 Preferred Stocks were issued at the stated value per share of each series. The Preferred Stock are convertible into a fixed number of common stock or redeemable in cash at the liquidation value. As a result of this liquidation preference, under U.S GAAP, the Company has classified the Preferred Stocks as mezzanine equity in the condensed consolidated balance sheet.

Series X Super Voting Preferred Stock was issued at a par value of $0.0001. Series C Preferred Stock do not contain a conversion option. As a result of this liquidation preference, under U.S GAAP, the Company has classified the Series X Preferred Stock as permanent equity in the consolidated balance sheet.

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
(b)	adversely affect the shares of Series A Preferred Stock, including in connection with a merger, recapitalization, reorganization or otherwise.

(2) The affirmative vote of at least a majority of the holders of the shares of the Series A Preferred Stock shall be necessary to:

(a)	enter into a transaction or series of related transactions deemed to be a liquidation, dissolution or winding up of the Corporation, or voluntarily liquidate or dissolve;
(b)	authorize a merger, acquisition or sale of substantially all the assets of the Company or any of its subsidiaries (other than a merger exclusively to effect a change of domicile of the Company to another state of the United States);
(c)	increase or decrease (other than decreases resulting from conversion of the Series A Preferred Stock) the authorized number of shares of the Company's preferred stock or any series thereof, the number of shares of the Company's common stock or any series thereof or the number of shares of any other class or series of capital stock of the Company; and
(d)	any repurchase or redemption of capital stock of the Company except any repurchase or redemption at cost upon the termination of services of a service provider to the Company or the exercise by the Company of contractual rights of first refusal as applied to such capital stock.

Dividend Rights: The holders of the Company's preferred stock are not entitled to any dividend rights.

Conversion Rights (Series A Preferred Stock): Upon the consummation of the Company's IPO, the issued and outstanding shares of Series A Preferred Stock automatically converted into a number of shares of the Company's common stock equal to the quotient obtained by dividing (x) the aggregate Stated Value of the issued and outstanding Series A Preferred Stock plus any other amounts due to the holders thereof divided by (y) the offering price of the Company's common stock. If 90 days after conversion, the closing market price of the Company's common stock as quoted on Nasdaq (the "Market Value") decreased below the initial public offering price, each holder of the Series A Preferred Stock shall be issued a warrant to purchase a number of shares of the Company's common stock equal to 40% of the quotient of the (a) aggregate Stated Value held by such holder before conversion at the initial public offering price and the Market Value of the shares of common stock that were issuable upon conversion divided by (b) the Market Value. The warrants have a term of five years and are exercisable at the Market Value.

Conversion Rights (Preferred Stock, other than Series A Preferred Stock): Upon the consummation of the IPO offering, each issued and outstanding share of Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock and Series C-1 Preferred Stock automatically converted into 750 shares of the Company's common stock.

Liquidation Rights: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a "Liquidation Event"), the holders of each series of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Company's common stock by reason of their ownership thereof, an amount per share in cash equal to the greater of (x) the aggregate Stated Value for all shares of such series of Preferred Stock then held by then or (y) the amount payable per share of the Company's common stock which such holder of preferred stock would have received if such holder had converted to common stock immediately prior to the Liquidation Event all of such series of preferred stock then held by such holder (the "Series Stock Liquidation Preference"). If, upon the occurrence of a Liquidation Event, the funds thus distributed among the holders of the preferred stock shall be insufficient to permit the payment to the holders of the preferred stock the full Series Stock Liquidation Preference for all series, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the preferred stock in proportion to the aggregate Series Liquidation Preferences that would otherwise be payable to each of the holders of preferred stock. Such payment shall constitute payment in full to the holders of the preferred stock upon the Liquidation Event. After such payment shall have been made in full, or funds necessary for such payment shall have been set aside by the Company in trust for the account of the holders of preferred stock, so as to be immediately available for such payment, such holders of preferred stock shall be entitled to no further participation in the distribution of the assets of the Company. The sale of all or substantially all of the assets of the Company, or merger, tender offer or other business combination to which the Company is a party in which the voting stockholders of the Company prior to such transaction do not own a majority of the voting securities of the resulting entity or by which any person or group acquires beneficial ownership of 50% or more of the voting securities of the Company or resulting entity shall be deemed to be a Liquidation Event.

Other Matters: The holders of the Company's preferred stock have no subscription or redemption privileges and are not subject to redemption. The Company's preferred stock does not entitle its holders to preemptive rights. All the outstanding shares of the Company's preferred stock are fully paid and non-assessable.

Series A Preferred Stocks

No Series A Preferred Stocks were issued during the three and nine months ended September 30, 2022 and 2021.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company's common stock valued at $8,000,000, equal to approximately $9 per share.

As of September 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued during the three and nine months ended September 30, 2022 and 2021.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company's common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of September 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Stocks

There was no Series B-1 Preferred Stocks issued during the three and nine months ended September 30, 2022 and 2021.

During the year ended December 31, 2020, the Company issued 40 shares of its Series B-1 Preferred Stocks for the consulting services rendered valued at $116,680, equal to approximately $2,917 per share.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company's common stock valued at $466,720, equal to approximately $9.72 per share.

As of September 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Stocks

No Series C Preferred Stocks were issued during the three and nine months ended September 30, 2022 and 2021.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company's common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of September 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Stocks

The Company accounts for warrants issued in accordance with the guidance on "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" in Topic 480. These warrants did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and classified the Series C-1 Preferred Stocks within mezzanine equity in the condensed consolidated balance sheet.

Upon the IPO Closing, all outstanding shares of Series C-1 Preferred Stocks were automatically converted into 4,195,200 shares of the Company's common stock valued at $5,536,832, equal to approximately $1.21 per share.

As of September 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

Series X Super Voting Preferred Stocks

In August 2021, the Company created a new series of preferred stock titled "Series X Super Voting Preferred Stock", at par value, consisting of 2,000 shares. The Series X Super Voting Preferred Stock carries certain rights and privileges including but not limited to the right to 4,000 votes per share) to vote on all matters that may come before the stockholders of the Corporation, voting together with the common stock as a single class on all matters to be voted or consented upon by the stockholders but is not entitled to any dividends, liquidation preference or conversion or redemption rights. The Series X Super Voting Preferred Stock is accounted for as an equity classification.

As of September 30, 2022 and December 31, 2021, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－19 INCOME TAXES

For the nine months ended September 30, 2022 and 2021, the local (Nevada) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended September 30,
	2022	2021
Tax jurisdiction from:
- Local	$18,240,202	$14,272,684
- Foreign	5,998,429	1,246,371
Loss before income taxes	$24,238,631	$15,519,055

The provision for income taxes consisted of the following:

Nine months ended September 30,
	2022	2021
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	—	—
- India	2,835	9,943

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
Income tax expense	$2,835	$9,943

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: Singapore and Vietnam that are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is incorporated in the State of Nevada and is subject to the tax laws of the United States. A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

As of September 30, 2022, the Company's operations in the United States incurred $21,064,395 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have an indefinite life. The Company has provided for a full valuation allowance against the deferred tax assets of $4,423,523 on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company's subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of September 30, 2022, the operations in Singapore incurred $5,007,994 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $851,359 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company's subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of September 30, 2022, the Company's subsidiary operations in Vietnam incurred $2,689,923 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $537,985 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company's subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of September 30, 2022, the Company's subsidiary operations in India incurred $11,396 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $2,849.

Indonesia

The Company's subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of September 30, 2022, the Company's subsidiary operations in Indonesia incurred $115,352 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $25,377 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company's subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of September 30, 2022, the Company's subsidiary operations in Philippines incurred $359,664 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $89,916 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company's subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of September 30, 2022, the Company's subsidiary operations in Thailand incurred $54,505 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $10,901 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company's subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of September 30, 2022, the Company's subsidiary operations in Malaysia incurred $11,566 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $2,776 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of September 30, 2022 and December 31, 2021 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	September 30, 2022	December 31, 2021
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	4,423,523	1,875,143
- Singapore	851,359	272,937
- Vietnam	537,985	260,418
- India	—	—
- Philippines	89,916	—
- Indonesia	25,377	—
- Thailand	10,901	—
- Malaysia	2,776	—
	11,956,972	8,423,633
Less: valuation allowance	(11,956,972)	(8,423,633)
Deferred tax assets, net	$—	$—

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income ("GILTI"), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of September 30, 2022 and 2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the nine months ended September 30, 2022 and 2021, there were no penalties or interest recorded in income tax expense.

NOTE－ 20 PENSION COSTS

The Company is required to make contributions to its employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries in which the Company operates. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. During the nine months ended September 30, 2022 and 2021, $71,186 and $9,655 contributions were made respectively. During the three months ended September 30, 2022 and 2021, $25,424 and $5,669 contributions were made respectively.

NOTE－ 21 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid and accrued to the director and key management personnel, the total salaries of $851,679 and $0 and $571,011 and $0 during the nine months ended September 30, 2022 and 2021, respectively.

The Company paid and accrued to the director and key management personnel, the total salaries of $255,560 and $0 and $156,137 and $0 during the three months ended September 30, 2022 and 2021, respectively.

The Company accrued 834,972 shares to directors and key management personnel, the total share option of $1,310,906 and $0 during the nine months and three months ended September 30, 2022 and 2021, respectively.

The Company subsidiary paid their sole officer, total professional fee of $10,203 and $12,910 during the nine months ended September 30, 2022 and 2021, respectively.

The Company subsidiary paid their sole officer, total professional fee of $4,604 and $4,593 during the three months ended September 30, 2022 and 2021, respectively.

The Company paid and accrued to its shareholders, total professional fee of $1,856,089 and $150,000 and $378,785 and $123,412 during the nine months ended September 30, 2022 and 2021, respectively.

The Company paid and accrued to its shareholders, total professional fee of $528,079 and $0 and $151,342 and $102,412 during the three months ended September 30, 2022 and 2021, respectively.

The Company issued 620,000 shares to related parties for total professional fee of $1,519,500 and $0 during the nine months ended September 30, 2022 and 2021, respectively.

The Company issued 250,000 shares to related parties for total professional fee of $459,000 and $0 during the three months ended September 30, 2022 and 2021, respectively.

The Company issued 318,574 and 213,910 shares to related party for total salaries of $2,437,091 and $1,636,412 during the nine months ended September 30, 2022 and 2021, respectively.

The Company issued 82,907 and 213,910 shares to related party for total salaries of $634,239 and $1,636,412 during the three months ended September 30, 2022 and 2021, respectively.

On May 20, 2022, the Company's has internal restructuring of SOPA Technology Company Limited portion, who was previously under 100% holding of SOPA Technology Pte. Ltd., effectively 95% under Society Pass Incorporated, now 100% holding of Leflair Incorporated, effectively 100% under Society Pass Incorporated.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－ 22 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended September 30, 2022 and 2021, the customer who accounted for 10% or more of the Company's revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Nine months ended September 30, 2022		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,105,456	37%	$—

	Three months ended September 30, 2022		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,105,456	43%	$—

	Nine months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$—	—%	$—

	Three months ended September 30, 2021		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$—	—%	$—

The customer is located in United States.

For the three and nine months ended September 30, 2022 and 2021, the vendors who accounted for 10% or more of the Company's cost of revenue and its outstanding payable balances as at period-end dates, are presented as follows:

	Nine months ended September 30, 2022		September 30, 2022
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor C	$—	—%	$—

	Three months ended September 30, 2022		September 30, 2022
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor C	$256,416	10%	$—

	Nine months ended September 30, 2021		September 30, 2021
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$30,577	27%	$44,867
Vendor B	$17,827	16%	$—

	Three months ended September 30, 2021		September 30, 2021
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$—	-%	$44,867

All vendors are located in United States and Vietnam.

(c)       Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors affecting the credit risk of specific customers, historical trends and other information

(d)       Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND, SGD, PHP, INR, IDR, MYR and THB and a significant portion of the assets and liabilities are denominated in VND, SGD, INR, IDR, MYR and THB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND, SGD, PHP, INR, IDR, MYR and THB. If VND, SGD, PHP, INR, IDR, MYR and THB depreciate against US$, the value of VND, SGD, PHP, INR IDR, MYR and THB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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
NOTE－ 23 COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company had no material commitments or contingencies.

Right issues under Series C-1 preferred stock

The Company has issued warrants pursuant to the terms of its Series C-1 Subscription Agreement. Each redeemable warrant entitles the holder to purchase two (2) shares of common stock at a price of $168 per share. The warrants were exercisable on or before December 31, 2020 and June 30, 2021, respectively. On April 19, 2021, the Company extended the termination date of the Warrant issued to the Preferred Series C-1 holder by six months from the expiration date of June 30, 2021 to December 31, 2021. On November 16, 2021, the Company further extended the termination date until June 30, 2022. The Company considers this warrant as permanent equity per ASC Topic 815-40-35-2, since the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related to warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to accumulated paid-in capital. This has lapsed as at June 30, 2022.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

The Company disclosed its litigation matter in its December 31, 2021, Form 10-K and there have been no changes or updates to those litigation matters to report in this Form 10-Q.

NOTE－ 24 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through November 14, 2022 the Company issued the unaudited condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements rather than historical facts that involve risks and uncertainties. You can identify these statements by the use of forward- looking words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition. However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results and financial condition. The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this "Report"), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, Quarterly Report on Form 10-Q for the three months ended March 31, 2022, as filed with the SEC on May 17, 2022, Quarterly Report on Form 10-Q for the six months ended June 30, 2022, as filed with the SEC on August 17, 2022, and other reports that we file with the SEC from time to time.

References in this Quarterly Report on Form 10-Q to "us", "we", "our" and similar terms refer to Society Pass Incorporated.

Overview

We are, through the acquisition and operation of e-commerce platforms and mobile applications through our direct and indirect wholly or majority-owned subsidiaries, building the next generation digital ecosystem and loyalty platform in Southeast Asia (“SEA”) primarily Singapore, Thailand, Indonesia, Vietnam and the Philippines.

The companies by the Company form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in the Philippines. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on the VIP countries (Vietnam, Indonesia and Philippines) of SEA. Material acquisitions include:

•	In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”).
•	We acquired NREI and Dream Space in February 2022 which operate the food delivery companies Pushkart in the Philippines and Handycart in Vietnam, respectively.
•	The Company acquired Gorilla Net and Gorilla Mobile in May 2022.
•	In July 2022, the Company, through its wholly-owned subsidiary, New Retail Experience Incorporated, acquired Mangan PH Food Delivery Services Corp., a corporation registered in Philippines;
•	In July 2022, the Company, through its wholly-owned subsidiary, Thoughtful Media Group Incorporated, a Nevada corporation, acquired a digital marketing company with significant operations in Thailand and the United States.
•	In August 2022, the Company acquired entities that give it ownership of the NusaTrip travel services marketing platform.

Operating in SEA, we are focused on six operating verticals: loyalty, lifestyle, grocery and food delivery, telecommunications, digital media and travel.

Loyalty

The Company spent over two years building a cutting edge, proprietary IT architecture to effectively scale and support our ecosystem’s companies, consumers and merchants. Using our loyalty platform, which we plan to introduce in 2023, consumers may earn, and merchants may issue, Society Points. The Company will aggregate the data across various touch points and build a realistic view or consumer behavior and use this behavior to increase sales across our ecosystem by: cross-pollinating acquired companies with other existing verticals, customer re-targeting, offline and online behavior prediction and cross promotions and loyalty points. The Company ecosystem becomes a key enabler for our users by converting this aggregation of data into creation of loyalty for our ecosystem companies to generate revenue.

Lifestyle

The Company has an online lifestyle platform to enable the consumers to purchase high-end brands of all categories under its own brand name of “Leflair”. Under the deployment of the Company’s smart search engine, consumers search or review their favorite brands among hundreds of choices in Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The platform also allows consumers to order from hundreds of vendor choices with personalized promotions based on purchase history and location. The platform has also partnered up with a Vietnam-based delivery company, Amilo, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers can place orders for delivery or collect at the Company’s logistics center.

Grocery and Food Delivery

The Company owns several online platforms include brand name of “Mangan,” “Handycart” and “Pushkart” to enable the consumers to purchase meals from restaurants or grocery and food from difference local grocery and food merchants and deliver to them in their area.

Digital Media

The acquisition of a digital media platform, Thoughtful Media, amplifies the reach and engagement of the Company's e-commerce ecosystem and retail partners. Originally founded in 2010, Thoughtful Media today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage Thoughtful Media's wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

As a result, Thoughtful Media's content creator partners earn a larger share of advertising revenues from international consumer brands. And according to Accenture, the social commerce market is poised to grow to US$1.2 trillion by 2025 at a CAGR of 26%. Thoughtful Media's data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 263 YouTube channels has onboarded over 85 million subscribers with an average monthly viewership of over 600 million views.

Telecommunications

The Company also has online telecommunication reseller platform operate under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes Web3 technology to operate a MVNO for its users in Southeast Asia. With network coverage to over 160 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services.

Travel

The Company purchased Nusatrip, a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The NusaTrip acquisition extended SoPa’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, NusaTrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, NusaTrip has onboarded over 1.2 million registered users, over 500 airlines and over200,000 hotels around the world as well as connected with over 80 million unique visitors.

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

As of August 17, 2022, we have onboarded over 1.6 million registered consumers and over 5,500 registered merchants on our Platform.

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

With the ongoing pandemic, Company faces challenges in our operation as follows:

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

Software and Development

Our ability to compete depends in large part on our continuous commitment to research and development, our ability to rapidly introduce new features and functionality and our ability to improve proven applications for established markets in which we have competitive advantages. We intend to work closely with our customers to continuously enhance the performance, functionality, usability, reliability and flexibility of our applications.

Our software and development team is responsible for the design enhancements, development, testing and certification of the Application. In addition, we may, in the future, utilize third parties for our automated testing, managed upgrades, software development and other technology services.

Intellectual Property Portfolio

We strive to protect and enhance the proprietary technology and inventions that are commercially important to our business, including seeking, maintaining and defending patent rights. Our policy is to seek to protect our proprietary position through a combination of intellectual property rights, including trademarks, copyrights, trade secret laws and internal procedures. Our commercial success will depend in part on our ability to protect our intellectual property and proprietary technologies.

Corporate Information

Our principal executive offices are located at 701 S. Carson Street, Suite 200, Carson City, NV 89701.

Our corporate website address is www.thesocietypass.com. The website for our loyalty marketplace is www.sopa.asia. The information included on our websites are not part of this prospectus.

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue, net	$2,050,264	$83,534	$2,994,416	$100,823
Cost of revenue	(1,742,329)	(159,436)	(2,701,412)	(264,293)
Gross profit (loss)	307,935	(75,902)	293,004	(163,470)
Less operating expenses:
Sales and marketing expenses	(212,666)	(42,843)	(662,058)	(85,027)
Software development costs	(19,759)	(9,709)	(56,627)	(76,698)
Impairment loss	(250,417)	—	(779,000)	(200,000)
General and administrative expenses	(9,925,469)	(8,292,463)	(23,111,531)	(14,414,362)
Total operating expenses	(10,408,311)	(8,345,015)	(24,609,216)	(14,776,087)
Loss from operations	(10,100,376)	(8,420,917)	(24,316,212)	(14,939,557)

Other income (expense):
Interest income	41,817	55	47,889	71
Interest expense	(11,277)	(12,272)	(15,706)	(36,486)
Loss on settlement of litigation	—	—	—	(550,000)
Other income	7,105	5,170	45,398	6,917)
Total other expense	37,645	(7,047)	77,581	(579,498)
Loss before income taxes	(10,062,731)	(8,427,964)	(24,238,631)	(15,519,055)
Income taxes	(736)	(1,303)	(2,835)	(9,943)
NET LOSS	$(10,063,467)	$(8,429,267)	$(24,241,466)	$(15,528,998)

Revenue. We generated revenues of $2,050,264 and $83,534 during the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021 we generated revenues of $2,994,416 and $100,823, respectively. The significant increase in revenue for the three month and nine month periods was mainly due to an increase in the sales from our online platforms and newly acquired subsidiaries.

During the nine months ended September 30, 2022 and 2021, the following customer exceeded 10% of the Company's revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Nine months ended September 30, 2022		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,105,456	37%	$—

	Nine months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$24,813	25%	$19,308

For the three months ended September 30, 2022 and 2021, the following customer who accounted for 10% or more of the Company's revenues:

	Three months ended September 30, 2022
Customer	Revenues	Percentage of revenues
Customer A	$1,105,456	43%

	Three months ended September 30, 2021
Customer	Revenues	Percentage of revenues
Customer A	$10,016	12%

The customer is located in United States.

Cost of Revenue. Cost of revenue was $1,742,329 and $159,436 for three months ended September 30, 2022, and 2021, respectively. During the period of nine months ended September 30, 2022 and 2021, we incurred cost of revenue of $2,701,412 and $264,293 respectively. Cost of revenue increased primarily as a result of the increased sales and the cost of logistic.

Major vendors

For the nine months ended September 30, 2022 and 2021, the following vendors accounted for 10% or more of the Company's cost of revenue and its outstanding payables balances at year-end dates, are presented as follows::

	Nine months ended September 30, 2022		September 30, 2022
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor C	$—	—	$—

	Nine months ended September 30, 2021		September 30, 2021
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$30,577	27%	$44,867
Vendor B	$17,827	16%	$—

For the three months ended September 30, 2022 and 2021, the following vendor who accounted for 10% or more of the Company's cost of revenue:

	Three months ended September 30, 2022
Vendor	Purchases	Percentage of purchases
Vendor C	$256,416	10%

Three months ended September 30, 2021
Vendor	Purchases	Percentage of purchases
Vendor C	$—	—%

Our major vendors are located in United States and Vietnam.

Gross Profit (Loss) We recorded a gross profit and gross loss of $307,935 and $75,902 for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, we recorded a gross profit and gross loss of $293,004 and $163,470, respectively. The turnaround from gross loss to gross profit is due to increased revenue from e-commerce and our newly acquired digital marketing and online ticketing and reservation business. Gross profit margin is 15% and 9.8% for the three months and nine months ended September 30, 2022, respectively. Lower margin for the nine months period ended September 30, 2022 is due to higher profit margin arising from newly acquired businesses in the third quarter.

Sales and Marketing Expenses ("S&M"). We incurred S&M expenses of $212,666 and $42,843 for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, we have incurred S&M expenses of $662,058 and $85,027 respectively. The increase in S&M expense in 2022 is primarily attributable to the increase in sales activity and the related promotion expenses needed for new merchants joining our e-commerce platform. Further, there was an increase in marketing cost in 2022 to attract the attention of customers to our e-commerce platform.

Software Development Cost ("SDC"). We incurred SDC expenses of $19,759 and $9,709 for three months ended September 30, 2022 and 2021 respectively. During the nine months ended September 30, 2022 and 2021, we incurred SDC expenses of $56,627 and $76,698, respectively. The decrease in SDC in 2022 is primarily attributable to the restructuring of our technology development team.

Impairment Charge ("IC"). We incurred impairment charges of $250,417 and $0 for the three months ended September 30, 2022, and 2021, respectively. During the nine months ended September 30, 2022 and 2021, we incurred IC expenses of $779,000 and $200,000, respectively. The increase is primarily attributable to the impairment of goodwill related to the acquisition of the NREI ecommerce asset in the first quarter of 2022 which was expensed during the period due to the short life term of the asset and the quantum of consideration.

General and Administrative Expenses ("G&A"). We incurred G&A expenses of $9,925,469 and $8,292,463 for the three months ended September 30, 2022 and 2021 respectively. During the nine months ended September 30, 2022 and 2021, we incurred G&A expenses of $23,111,531 and $14,414,362, respectively. The increase in G&A is primarily attributable to the increase in professional costs associated with costs related to business acquisitions, the Company's filing for listing on the Nasdaq Stock Exchange, stock based compensation for services, and D&O insurance cost.

Loss on settlement of litigation. On May 21, 2021, the Company agreed to settle a litigation matter for $550,000 in cash. The settlement was paid in two tranches, with both tranches paid in the second quarter of 2021. In connection with the settlement, the Company recognized litigation settlement expense in the amount of $550,000 in the period ended September 30, 2021. There were no such expenses incurred in the comparative period ended September 30, 2022.

Income Tax Expense. Our income tax expenses for the three months ended September 30,2022 and 2021 was $736 and $1,303, respectivel;y and for nine months ended September 30, 2022 and 2021 was $2,835 and $9,943, respectively.

Net Loss. As a result of the items noted above, for the three months ended September 30, 2022, we incurred a net loss of $10,063,467 as compared to the same period ended September 30,2021 of $8,429,267. During the nine months ended September 30, 2022 the Group incurred a loss of $24,241,466, as compared to $15,528,998 for the same period ended September 30, 2021. The increase in net loss in both periods is primarily attributable to increased general and administrative expenses. The net loss for the three and nine months ended September 30, 2022 includes non-cash items as explained herein.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $22,986,380, accounts receivable of $574,316, deposits, prepayments and other receivables of $4,125,585 and inventories of $255,820.

As of December 31, 2021, we had cash and cash equivalents of $23,264,777, accounts receivable of $52,588, deposits, prepayments and other receivables of $6,094,254 and inventories of $221,068.

For the nine months ended September 30, 2022, the Company's stockholders' equity was $27,962,083 which decreased as a result of an increase in accumulated deficit partially offset by additional paid-in-capital. For the nine months ended September 30, 2022, the Company incurred net loss of $24,241,466 and net cash used in operating activities of $10,881,007. Net cash provided by investing activities was $294,114. Net cash provided by financing activities was $10,182,905, resulting principally from the $10,402,891 net proceeds from a public offering and $412,890 of net proceeds from the C1 warrants exercised during the period ended September 30, 2022, partially offset by repayment of the First Insurance Funding loan in the amount of $632,876 during 2022.

While the Company believes that it will be able to continue to grow the Company's revenue base and control expenditures, there is no assurance it will be able to do so. The Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company's business development activities, general and administrative expenses and growth strategy. We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries' securities, to finance our operations and future acquisitions. The Company believes that it has sufficient liquidity to continue its current business plans and operations.

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(10,881,007)	$(2,639,775)
Net cash provided by (used in) investing activities	294,114	(200,000)
Net cash provided by financing activities	10,182,905	8,019,461
Effect on exchange rate change	146,504	36,098
Net change in cash and cash equivalents	(257,484)	5,215,784
Cash and cash equivalent at beginning of period	23,264,777	506,666
Cash and cash equivalent at end of period	23,007,293	5,722,450

Net Cash Used in Operating Activities.

For the nine months ended September 30, 2022, net cash used in operating activities was $10,881,007, which consisted primarily of a net loss of $24,241,466, partially offset by non-cash stock based compensation for services of $6,105,057, a decrease in deposits, prepayments and other receivables of $4,260,141, depreciation and amortization of $2,449,338, and a non-cash impairment loss of $779,000.

For the nine months ended September 30, 2021, net cash used in operating activities was $2,639,775, which consisted primarily of net loss of $15,528,998, partially offset by non-cash stock based compensation for services of $10,071,830, a loss on settlement of litigation of $550,000, a decrease in accrued liabilities and other payables of $474,932, depreciation and amortization of $2,406,648 and a non-cash impairment loss of $200,000.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries' securities, to finance our operations and future acquisitions.

Net Cash Provided by (Used In) Investing Activities.

For the nine months ended September 30, 2022, there was a net cash inflow of $294,114 primarily as a result of the cash from business acquisition of $1,643,659, partially offset by acquisition of subsidiaries of $820,000, purchase of property, plant, and equipment of $449,545, and business operation of $80,000.

For the nine months ended September 30, 2021, there was a net cash outflow of $200,000 for a deposit paid related to the Leflair asset acquisition.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2022, net cash provided by financing activities was $10,182,905, consisting primarily of funds raised from a public offering and Series C-1 warrants exercised partially offset by repayment of the First Insurance Funding Loan.

For the nine months ended September 30, 2021, net cash provided by financing activities was $8,019,461, consisting primarily of funds raised from shareholders for Series C Preferred Stock and warrants exercised.

Critical Accounting Policies and Estimate

• Basis of presentation

The Company has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders' deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the 2021 audited financial statements and accompanying notes filed with the SEC.

• Emerging Growth Company

We are an "emerging growth company" under the JOBS Act. For as long as we are an "emerging growth company," we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to "opt out" of the extended transition period discussed in (i) and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

• Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company's estimates, the Company's financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, the incremental borrowing rate used to calculate right of use assets and lease liabilities, valuation and useful lives of intangible assets, impairment of long-lived assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on amounts due to related parties, inventory valuation, revenue recognition, the allocation of purchase consideration in business combinations, and deferred tax assets and the related valuation allowance.

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

• Business Combination

The Company follows Accounting Standards Codification ("ASC") ASC Topic 805, Business Combinations ("ASC 805") and ASC Topic 810, Consolidation ("ASC 810"). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "fair value." The statement applies to all business combinations. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for the resulting goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company's results of operations.

• Noncontrolling interest

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, which requires the Company to present noncontrolling interests as a separate component of total shareholders' equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

• Segment Reporting

ASC Topic 280, Segment Reporting ("Topic 280") establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in four reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale ("merchant POS").

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2022 and December 31, 2021, the cash and cash equivalents amounted to $22,986,380 and $23,264,777, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there was uninsured balance of $10,431,681 and $13,699,082 as of September 30, 2022 and December 31, 2021, respectively. In addition, the Company has uninsured bank deposits of $12,032,534 and $9,315,695 with a financial institution outside the U.S as of September 30, 2022 and December 31, 2021, respectively. All uninsured bank deposits are held at high quality credit institutions.

• Restricted cash

Restricted cash refers to cash that is held onto by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2022, and December 31, 2021, the restricted cash amounted to $20,913 and $0, respectively.

• Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer's financial condition, the customer's creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer's financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both September 30, 2022, and December 31, 2021, there was no need for allowance for doubtful accounts.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company's suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three and nine months ended September 30, 2022 and 2021, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories amounted to $255,820 and $221,068 at September 30, 2022 and December 31, 2021, respectively.

• Prepaid Expenses

Prepaid expenses represent payments made in advance for products or services to be received in the future and are amortized to expense on a ratable basis over the future period to be benefitted by that expense. Since the Company has prepaid expenses categorized as both current and non-current assets, the benefits associated with the products or services are considered current assets if they are expected to be used during the next twelve months and are considered non-current assets if they are expected to be used over a period greater than one year.

• Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Type of Property	Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Renovation	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

• Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, "Impairment or Disposal of Long-Lived Assets", all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

• Revenue recognition

The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	Identify the contract with a customer;
•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to performance obligations in the contract; and
•	Recognize revenue as the performance obligation is satisfied.

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our four business segments (business to consumer or "B2C"), grocery and food delivery (B2C), telecommunication reseller (B2C) and the services providing to merchants for their business growth (business to business or "B2B").

The Company's performance obligations include providing connectivity between merchants and consumers, generally through an online ordering platform. The platform allows merchants to create an account, display a menu and track their sale reports on the merchant facing application. The platform also allows the consumers to create an account and order from merchants on the consumer facing application. The platform allows a delivery company to accept an online delivery request and deliver or ship an order from a merchant to customer.

Lifestyle

The Company has developed an online lifestyle platform (the "Lifestyle Platform") under its own brand name of "Leflair" to enable consumers to purchase high-end brands in many categories. Using the Company's smart search engine, consumers search or review their favorite brands among hundreds of choices in various categories, including Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The Lifestyle Platform also allows customers to order from hundreds of vendor choices with personalized promotions based on their individual purchase history and location. The platform has also partnered with a Vietnam-based delivery company, Amilo, to offer seamless delivery of product from merchant to consumer's home or office at the touch of a button. Consumers can place orders for delivery or can collect their purchases at the Company's logistics center.

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of "Handycart", and Philippines, under the brand names of "Pushkart" and "Mangan" to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of "Gorilla" to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in SEA. With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information.

Digital Media

The acquisition of a digital media platform, TMG, amplifies the reach and engagement of the Company's e-commerce ecosystem and retail partners. Originally founded in 2010, TMG today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage TMG's wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

As a result, Thoughtful Media's content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media's data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 263 YouTube channels has onboarded over 85 million subscribers with an average monthly viewership of over 600 million views.

Travel

The Company purchased the Nusatrip Group, a leading Jakarta-based Online Travel Agency ("OTA") in Indonesia and across SEA. The NusaTrip acquisition extended SoPa's business reach into SEA regional travel industry and marked the Company's first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, NusaTrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, NusaTrip has onboarded over 1.2 million registered users, over

The Company's e-Commerce business is primarily conducted using Leflair's Lifestyle Platform, as follows:

1) When a customer places an order on either the Leflair website or app, a sales orders report will be generated in the system. The Company will either fulfill this order from its inventory or purchase the item from the manufacturer or distributor. Once the Company has the item in its distribution center, it will contract with a logistics partner delivered to the end customer. The sale is recognized when the delivery is completed by the logistics partner to the end customer. Sale of products are offered with a limited right of return ranging from 3 to 30 days, from the date of purchase and not subject to any product warranty. The Company is considered the principal in this e-commerce transaction and reports revenue on a gross basis as the Company establishes the price of the product, has responsibility for fulfillment of the order and retains the risk of collection.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $1,484,154 and $0, respectively, in the Lifestyle sector.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $591,439 and $0, respectively, in the Lifestyle sector.

The Company's Merchant POS offers both software and hardware products and services to vendors, as follows:-

Software sales consist of:

1)	Subscription fees consist of the fees that the Company charge merchants to obtain access to the Merchant Marketing Program.
2)	The Company provides optional add-on software services which includes Analytics and Chat box capabilities at a fixed fee per month.
3)	The Company collects commissions when they sell third party hardware and equipment (cashier stations, waiter tablets and printers) to merchants.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $21,924 and $26,970, respectively, from software fees.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $34 and $10,016, respectively, from software fees.

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

The Company records revenues from the sales of third-party products on a "gross" basis pursuant to ASC Topic 606 when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC Topic 606 are present in the arrangement, revenue is recognized net of related direct costs since in these instances we act as an agent.

Software subscription fee — The Company's performance obligation includes providing customer access to our software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company's software sale arrangements grant customers the right to access and use the software products which are to be installed with the relevant hardware for connectivity at the outset of an arrangement, and the customer is entitled to both technical support and software upgrades and enhancements during the term of the agreement. The term of the subscription period is generally 12 months, with automatic one-year renewal. The subscription license service is billed monthly, quarterly or annually. Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Payments are generally due 30 to 90 days after delivery of the software licenses.

The Company records its revenues, net of value added taxes ("VAT"), which is levied at the rate of 10% on the invoiced value of sales.

Grocery and food delivery consists of online grocery under brand name "Pushkart" and food delivery service under brand name "Handycart" as follows:

Customers place order for groceries and take-out food through our online platforms of "Pushkart" and "Handcart" respectively. When the grocery or food merchant receives and order, our platform will assign a third-party delivery service to pick up and deliver the grocery and/or food order to the customer. Revenue is recognized when the grocery and/or food is delivered, at which time the customer pays for the grocery and /or food order with cash.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $77,471 and $0, respectively, from this stream.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $53,635 and $0, respectively, from this stream.

As a telecommunication reseller we provide local mobile data and overseas internet data plans under the brand name of "Gorilla," which company we acquired in May 2022. Our telecommunication revenues are recorded for ASC Topic 606 purposes as follows:

Local mobile plan - customers choose and subscribe to a monthly local mobile plan through our "Gorilla" online platform. The Company will proceed to register the sim card (effectively, the mobile telephone number activation card) and arrange delivery of that Sim card to the customer. Following Sim card activation, the system will capture the monthly data usage of each customer, calculated in accordance with the package data capacity and monthly subscription rate, which amounts are aggregated and recorded as revenue. Unused data will be converted to Rewards Points and carried forward to next month for potential subsequent data usage. As a result of the rewards points, the company also recognize revenue from Rewards Point redemption for subscription fees offset, voucher redemption, extra data purchases, that the customer chooses to use via our online platform.

Overseas internet data plan – a customer will place order for their desired overseas internet data plan through either the "Gorilla" online platform or third-party partner platforms. Subscription revenue is recognized when the Sim card is delivered and activated.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $21,083 and $0, respectively, from telecommunications.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $15,441 and $0, respectively, from telecommunications.

Digital marketing provides the services that affiliate with multiple YouTube channels to offer services that include audience development, content programming, creator collaborations, digital right managements, monetization, and/or sales as follows:

The Company is required to establish as Multi-Channel Network (MCN) for YouTube Creators and fulfilled the basic MCN guidelines on timely basis. The Company engages the creator in contract as a platform to nurture the creator in brainstorming creative content ideas, coaching on growing their audience size and connection with top brands.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $1,211,428 and $0, respectively, from this stream.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $1,211,428 and $0, respectively, from this stream.

Online ticketing and reservation provides information, prices, availability, booking services for domestic and international air travel and hotels as follows:

The Company's revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied.

During the nine months ended September 30, 2022 and 2021, the Company generated revenue of $178,206 and $0, respectively, from this stream.

During the three months ended September 30, 2022 and 2021, the Company generated revenue of $178,206 and $0, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company's right to receive consideration becomes unconditional.

There were contract assets balance was $9,019 and $0 on September 30, 2022 and December 31, 2021, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company's obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer's consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company's contract liability balance was $1,348,901 and $25,229 on September 30, 2022 and December 31, 2021, respectively.

• Software development costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC Topic 985, Software, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. These capitalized software costs are ratably amortized over the period of the software's estimated useful life. Costs incurred to enhance the Company's software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company also expenses website costs as incurred.

Research and development expenditures arising from the development of the Company's own software are charged to operations as incurred. For the nine months ended September 30, 2022, and 2021, software development costs were $56,627 and $76,698, respectively. For the three months ended September 30, 2022, and 2021, software development costs were $19,759 and $9,709 respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

• Cost of sales

Cost of sales under online ordering consist of the cost of merchandizes ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

Cost of sales related to software sales consist of the cost of software and payroll costs, which are directly attributable to the sales of software. Cost of sales related to hardware sales consist of the cost of hardware and payroll costs, which are directly attributable to the sales of hardware.

Cost of sales related to grocery and food delivery consist of the cost of the outsourced delivery and the outsource payment gateway, which are directly attributable to the sales of grocery and food delivery.

Cost of sales related to our telecommunication data reseller segment consist of the cost of the primary telecommunication service, which are directly attributable to the sales of telecommunication data.

Cost of sales under digital marketing consist of the cost of primary digital marketing service, which are directly attributable to the sales of digital marketing.

• Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company's suppliers or distributors for our merchant POS business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of sales.

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other personnel-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $212,666 and $662,058 for the three and nine months ended September 30, 2022, respectively. Advertising expense was $42,843 and $85,027 for the three and nine months ended September 30 2021, respectively.

• Product warranties

The Company's provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company's suppliers, the Company has concluded that no warranty liability is required as of September 30, 2022, and December 31, 2021. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

• Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three- and nine-month periods ended September 30, 2022, and 2021.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. On a quarterly basis, the Company reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances to reduce those amounts to the amounts management believes will be realized in future income tax returns.

In addition to U.S. income taxes, the Company and its wholly-owned foreign subsidiary, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax, there may be transactions and calculations for which the ultimate tax determination is uncertain. The company recognizes liabilities for anticipated tax audit issues based on the Company's current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

• Foreign currencies translation and transactions

The reporting currency of the Company is the United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$s. In addition, the Company's subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong ("VND"), Singapore Dollar ("SGD"), Indian Rupee ("INR"), Philippines Pesos ("PHP"), Malaysian Ringgit ("MYR), Thailand Baht ("THB") and Indonesian Rupiah ("IDR"), respectively, which are the functional currencies in which the subsidiary's operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, "Translation of Financial Statement" ("ASC 830") using the applicable exchange rates on the balance sheet date. Shareholders' equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes in shareholder's equity.

Translation of amounts from SGD into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

Schedule of Foreign currencies translation and transactions

	September 30, 2022	September 30, 2021
Period-end SGD:US$ exchange rate	$0.72692	$0.73534
Period average SGD:US$ exchange rate	$0.69708	$0.74658

Translation of amounts from VND into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end VND:US$ exchange rate	$0.000042	$0.000044
Period average VND:US$ exchange rate	$0.000043	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end INR:US$ exchange rate	$0.012268	$0.013463
Period average INR:US$ exchange rate	$0.012928	$0.013576

Translation of amounts from PHP into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end PHP:US$ exchange rate	$0.017022	$	N/A
Period average PHP:US$ exchange rate	$0.018682	$	N/A

Translation of amounts from THB into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end THB:US$ exchange rate	$0.026390	$	N/A
Period average THB:US$ exchange rate	$0.028899	$	N/A

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end MYR:US$ exchange rate	$0.215560	$—
Period average MYR:US$ exchange rate	$0.230418	$—

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end IDR:US$ exchange rate	$0.000066	$—
Period average IDR:US$ exchange rate	$0.000069	$—

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

• Comprehensive income

ASC Topic 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in shareholders' equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

• Earning per share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only "in the money" dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the years.

For the three and nine months ended September 30, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company's net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(9,959,793)	$(8,429,267)
Weighted average common shares outstanding – Basic and diluted	25,302,206	7,823,818
Net loss per share – Basic and diluted	$(0.39)	$(1.00)

	Nine months ended September 30,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(24,012,495)	$(15,528,998)
Weighted average common shares outstanding – Basic and diluted	23,856,503	7,551,842
Net loss per share – Basic and diluted	$(1.01)	$(2.00)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Nine months ended September 30,	Nine months ended September 30,
	2022	2021
Series A Convertible Preferred Stock (a)	—	8,000
Series B Convertible Preferred Stock	—	764,400
Series B-1 Convertible Preferred Stock	—	48,000
Series C Convertible Preferred Stock	—	465,600
Series C-1 Convertible Preferred Stock	—	4,195,200
Options to purchase common stock (b)	1,945,270	—
Warrants granted to underwriter	3,793,929	—
Warrants granted with Series C-1 Convertible Preferred Stock (c)	—	1,178,700
Total of common stock equivalents	5,739,199	6,659,900

(a)	The Series A conversion formula is the aggregate Stated Value of the shares of Series A to be converted divided by IPO price (Stated Value for each Series A Preferred Stocks is $1,000). These are 8,000 shares of Series A Preferred Stock issued and outstanding (10,000 shares are designated Series A). The conversion formula would be $8 million (the aggregate stated value) divided by IPO price.
(b)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.
(c)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

• Leases

The Company adopted Topic 842, Leases ("ASC 842") to determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the condensed consolidated balance sheets.

ROU assets represent the right to control and use a specifically identified asset for the term of the lease and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based upon the present value of lease payments over the estimated lease term. As most of the Company's leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease at the commencement date. The operating lease ROU asset also includes any initial direct payments made in connection with entering the lease (which types of initial direct costs are specifically identified in ASC 842) and reduces the ROU asset for any lease incentives provided to the Company by the lessor. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The ROU for a financing lease is adjusted similarly to the ROU for an operating lease, which adjustments include initial direct costs and lessor incentives.

To the extent that the Company has operating leases in which the lease payments are indexed in a way to protect the lessor from increases in the index value over the term of the lease, those additional lease payments are categorized as incremental lease expense and recorded at the time they are paid. Any lease with an initial term of twelve-months or less are not capitalized, rather they are expensed on a ratable basis of the short-term life of that lease.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Subsequently, the fixed and in- substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. To the extent that the Company has agreements that contain both lease and non -lease components, the Company can account for the entirety of the contract as a lease, rather than having to separate the non-lease components from the contract and account for those non-lease components separately.

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

As of September 30, 2022 and December 31, 2021, the Company recorded the right of use asset of $643,593 and $627,968 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company's common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2022, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three- and nine-months ended September 30, 2022, and 2021. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

• Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its preferred and common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using a Black-Scholes Option Pricing Model as of the measurement date. The Company uses a Black-Scholes option pricing model to estimate the grant date fair value of the warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital (the accounting treatment for common stock issuance costs). All other warrants are recorded at the grant date fair value as an expense over the requisite service period, or at the date of issuance if the warrants vest immediately.

• Related parties

The Company follows ASC 850-10, Related Party Disclosures ("ASC 850") for the identification of related parties and the disclosure of related party transactions.

Pursuant to ASC 850, the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under ASC 825, Financial Instruments, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required by ASC 850. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

• Commitments and contingencies

The Company follows the ASC 450, Commitments, to account for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, which assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available, that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows if the current level of facts and circumstances changes in the future.

• Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The carrying amounts of the Company's financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, contract liabilities, accrued liabilities and other payables, amounts due to related parties and operating lease liabilities, approximate their fair values because of the short maturity of these instruments.

• Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board ("FASB") or other standard setting bodies and adopted by the Company as of the specified effective date. Please refer to the Company's Annual Report on Form 10-K, filed on March 30, 2022, for our discussion of recently issued FASB accounting standard updates that were issued but not yet effective.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03). This ASU was issued to resolve differences in practice regarding how to record the issuance of common stock with sale restrictions that pertain to the receiving party. The FASB concluded in ASU 2022-03 that these types of restrictions were not attributes of the stock issued but related to the parties to whom the stock was issued. As a result, the ASU 2022-03 requires companies to record the issuance of this type of restricted stock at its face value (i.e., not discount the stock because the receiving party can't immediately sell the stock). From time-to-time, the Company may acquire another company in a transaction in which Company restricted stock is issued. The Company has reviewed ASU 2022-03 and does not expect that it will affect the Company.

All other recently issued, but not yet effective, 2022 Accounting Standards Updates are not expected to have an effect on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for "smaller reporting companies."

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

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. This lack of segregation of duties leads management to conclude that the Company's disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, from time to time, we have been and may be named as a defendant in various legal proceedings arising in connection with our business activities. We may also be involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, "regulatory matters"). We contest liability and/or the amount of damages as appropriate in each such pending matter. We do not anticipate that the ultimate liability, if any, arising out of any such pending matter will have a material effect on our financial condition, results of operations or cash flows.

Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 23, "Commitments and Contingencies".

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in "Part I, Item 1A. Risk Factors" in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Filed herewith

++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIETY PASS INCORPORATED.

Date: November 14, 2022	/s/ Dennis Nguyen
Dennis Nguyen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Raynauld Liang
Raynauld Liang
Chief Financial Officer
(Principal Financial Officer)
85