Form 10-K
period 2022-12-31
SOCIETY PASS INCORPORATED.
filed 2023-03-23
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

(+65) 6518-9382

(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ¨

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $  30.4 million.

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, on March 21, 2023 was 27,082,849.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this Annual Report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business. "

We base these forward-looking statements or projections on our current expectations, plans, and assumptions, which we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe, are appropriate under the circumstances and at this time. As you read and consider this Annual Report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections contained herein are subject to and involve risks, uncertainties, and assumptions, and therefore you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, and therefore actual results might differ materially from those expressed in the forward-looking statements and projections. Factors that might materially affect such forward-looking statements and projections include:

•	Our ability to effectively operate our business segments;
•	Our ability to manage our operating expenses and the costs associated with growth and expansion;
•	Our ability to compete, directly and indirectly, and succeed in highly competitive and evolving e-commerce market;
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and
•	Other factors (including the risks contained in the section of this Annual Report entitled “Item 1A: Risk Factors") relating to our industry, our operations, and results of operations.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Other sections of this Annual Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in “Item 1A: Risk Factors” in this Annual Report. These risks include, among others, that:

•	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;
•	If we fail to raise capital when needed it will have a material adverse effect on the Company’s business, financial condition and results of operations;
•	We rely on internet search engines and application marketplaces to drive traffic to our Platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our Platform could decline and our business would be adversely affected;
•	The ecommerce market is highly competitive and if the Company does not have sufficient resources to maintain marketing, sales and client support efforts on a competitive basis our business could be adversely affected;
•	Delays in the implementation of or lack of consumer acceptance of Society Points could have a material adverse effect on our business;
•	If the Company is unable to expand its systems or develop or acquire technologies to accommodate increased volume, its Platform could be impaired;
•	The Company’s failure to successfully market its brands could result in adverse financial consequences;
•	A decline in the demand for goods and services marketed on the Platform could result in adverse financial consequences;
•	We may be required to expend resources to protect Platform information or we may be unable to launch our services;
•	The Company plans to engage in acquisition activity, which could have adverse effects on its business;
•	We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed;
•	All of our operations are overseas;
•	We are subject to changes in the economic, political, or legal environment of Southeast Asia (“SEA”);
•	Many of the economies in SEA are experiencing substantial inflationary pressures which may increase inflation rates and prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability;
•	Our business will be exposed to foreign exchange risk;
•	Geopolitical unrest could adversely affect our business;
•	Our business may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic;
•	The payment processing regulatory regimes of the countries in which we operate could have adverse consequences on our business;
•	Regulation of the internet generally could have adverse consequences on our business;
•	We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business;
•	We cannot assure you that an active trading market will exist in the near future;
•	We may not be able to maintain a listing of our common stock;
•	As a “controlled company” under the rules of the Nasdaq Capital Market, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public shareholders;
•	Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price; and
•	We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
4

PART I

Item 1. Business

Overview

We are, through the operation and acquisition of fintech and e-commerce platforms and mobile applications through our direct and indirect wholly or majority-owned subsidiaries, building the next generation digital ecosystem and loyalty platform in the Southeast Asian (“SEA”) countries of Singapore, Vietnam, Indonesia, Philippines and Thailand.

The Company currently markets to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in Philippines. We continue to expand our fintech and e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications and through strategic partnerships with technology providers in SEA. Material acquisitions to date include:

•	In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”).
•	In February 2022, we acquired New Retail Experience Incorporated (“NREI”) and Dream Space Company Limited (“Dream Space”) in February 2022 to operate food delivery companies, Pushkart in the Philippines and Handycart in Vietnam, respectively.
•	In May 2022, we acquired Gorilla Networks Pte Ltd and subsidiaries in May 2022 to operate a mobile telecommunications company in Singapore.
•	In July 2022, through our wholly-owned subsidiary, Thoughtful Media Group Incorporated (“TMG”), a Nevada corporation, we acquired a digital marketing company with significant operations in Thailand and the United States.
•	In July 2022, through our wholly-owned subsidiary, NREI, we acquired the assets of Mangan PH Food Delivery Services Corp., a corporation registered in Philippines, (the “Mangan Assets”).
•	In August 2022, we acquired majority control of Singapore-incorporated Nusatrip International Pte Ltd and 100% of the outstanding shares of Indonesia-incorporated PT Tunas Sukses Mandiri, together the “Nusatrip Group”, that give us ownership and operational control of the online and offline Nusatrip travel services marketing platform.
•	In December 2022, through our wholly-owned subsidiary, Thoughtful Media Group Incorporated (“TMG”), a Nevada corporation, we acquired PT Wahana Cerita Indonesia (a/k/a More Media), an Indonesia-based creative design and branding company.

We operate six verticals in SEA: loyalty, lifestyle, food and beverage delivery, telecommunications, digital media, and travel as we try to create the next generation digital ecosystem and loyalty platform.

Loyalty

The Group spent over two years building a cutting edge, proprietary IT architecture to effectively scale and support our ecosystem’s companies, consumers and merchants (the “Platform”). Using our Society Pass loyalty platform, which we plan to introduce in 2023, consumers may earn, and merchants may issue, loyalty points or “Society Points” across our subsidiaries. The Company aggregates data generated across various touch points, builds a realistic view of consumer behavior and uses this data to increase sales across our ecosystem by: cross-pollinating acquired companies with other existing verticals, customer re-targeting, offline and online behavior prediction and cross promotions and loyalty points. The Company ecosystem becomes a key enabler for our users by converting this aggregation of data into creation of loyalty for our ecosystem companies to generate revenue:

•	More revenue generation for merchants leads to creation of customer loyalty;
•	More customer loyalty creation leads to more consumers for merchants;
•	More consumers for merchants lead to greater revenues for merchants, which results in
•	Virtuous cycle of revenue generation and loyalty creation.

Lifestyle

The Group operates an online lifestyle business in Vietnam to enable the consumers to purchase high-end brands of all categories under its own brand name of “Leflair”. Consumers search or review their favorite brands among hundreds of choices in Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The platform also allows consumers to order from hundreds of vendor choices with personalized promotions based on purchase history and location. The platform has also partnered up with a Vietnam-based delivery company, Amilo, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers can place orders for delivery or collect at the Company’s logistics center.

Grocery and Food Delivery

The Group operates several online platforms in Vietnam, under the brand name of “Handycart”, and in the Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under the brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in a different subscription package. Established in Singapore in 2019, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting and network coverage in over 150 countries. Gorilla temporarily suspended providing local service in Singapore while it updates its operating software.

Digital Media

The acquisition of a digital media platform, TMG, amplifies the reach and engagement of the Company’s e-commerce ecosystem and retail partners. Originally founded in 2010, TMG today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage TMG’s wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

As a result, Thoughtful Media’s content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media’s data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 263 YouTube channels has onboarded over 85 million subscribers with an average monthly viewership of over 600 million views.

Travel

The Company purchased the Nusatrip Group, a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The Nusatrip acquisition extended SoPa’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, Nusatrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, Nusatrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors.

As of March 21, 2023, we have onboarded over 3.3 million registered consumers and over 200,000 registered merchants/brands on our Platform.

Corporate Structure

Society Pass Incorporated (formerly named Food Society, Inc.) is a Nevada corporation that was incorporated on June 22, 2018. We operate through our subsidiaries. Our material operating subsidiaries include:

Leflair Incorporated, a Nevada corporation owned by the Company which was formed on December 1, 2021. Leflair Incorporated owns 100% of SOPA Technology Co Ltd, a company limited by shares incorporated under the laws of Vietnam on October 1, 2019. SOPA Technology Co Ltd operates the Leflair platform.

PT Tunas Sukses Mandiri, a wholly-owned subsidiary existing under the law of the Republic of Indonesia, and Nusatrip International Pte Ltd., a Singapore subsidiary that is owned 75% by the Company, with two subsidiaries. These companies are engaged in online travel ticketing and reservation services.

Thoughtful Media Group Incorporated, a Nevada corporation, which owns digital marketing companies with significant operations in Thailand and other countries in SEA. Thoughtful Media Group Incorporated primarily operates through AdActive Media CA Inc., a California corporation, and Thoughtful (Thailand) Co. Ltd, a Thai corporation owned 99.75% by the Company.

Gorilla Networks Pte Ltd, a wholly owned Singapore corporation that owns several subsidiaries, including Gorilla Mobile Singapore Pte. Ltd.

New Retail Experience Incorporated, a wholly-owned subsidiary in the Philippines, which operates Pushkart and another food delivery platform through Mangan PH Food Delivery Services Corp., a wholly-owned subsidiary in the Philippines.

Follow-on Public Offering

On February 11, 2022, we closed a public offering of 3,484,845 shares of our common and warrants to purchase 3,484,845 shares of our common stock (including the full exercise of the underwriter’s over-allotment option) at a public offering price of $3.30 per share and warrant to purchase one share of common stock. We received aggregate proceeds from the public offering of $11.5 million before deducting underwriting fees and commission and other offering expenses.

Our Market Opportunity

We expect that continued strong economic expansion, robust population growth, rising level of urbanization, the emergence of the middle class and the increasing rate of adoption of mobile technology provide market opportunities for our Company in SEA. As of 2020, SEA gross domestic product (“GDP”) totaled $3.1 trillion. In comparison, the respective GDP for both the European Union (“EU”) and the United States (“US”) totaled $15 trillion and $20.8 trillion in 2020. SEA has experienced rapid economic growth rates in recent years, far exceeding growth in major world economies such as Japan, the EU and the US. According to the International Monetary Fund (“IMF”) since 2010, SEA has averaged 4.6% GDP growth, compared to 0.7% for Japan, 0.8% for the EU and 1.7% for the US.

SEA continues to enjoy robust population growth. The United Nations Population Division estimates that the population of the SEA countries in 2000 was approximately 525 million people growing to 668 million in 2020.

And despite the ongoing effects from the Covid-19 pandemic, the Internet economy continues to boom in SEA. According to Google Temasek e-Conomy SEA 2020 Report, Internet usage in the region increased with 40 million new users added in 2020 for a total of 400 million compared to 360 million in 2019. Seventy percent of SEA’s population is now online, compared to approximately twenty percent in 2009. In addition, SEA mobile Internet penetration now reaches more than 67%. E-commerce, online media and food delivery adoption and usage surged with the total value of goods and services sold via the Internet, or gross merchandise value (“GMV”), in SEA, expected to reach more than $100 billion by year end 2020 according to Google, Temasek, Bain SEA Report 2020. In fact, the SEA Internet sector GMV is forecast to grow to over $300 billion by 2025.

We believe that these ongoing positive economic and demographic trends in SEA propelled demand for our Platform.

We incurred net losses of $34,015,022 and $34,864,740 in fiscal years ended December 31, 2022 and 2021, respectively.

Our Growth Strategy

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

Launching our Loyalty System

In 2023, we intend to market our unique merchant agnostic and universal Society Points to generate additional revenues for merchants and create permanent customer loyalty in SEA. For consumers, Society Points will offer them both a cashless payment option and the ability to spend bonus points accumulated from one consumer vertical such as lifestyle to a separate one such as travel.

Entering into Strategic Partnerships

In 2022, the Company entered into agreements to expand its e-commerce business. Strategic partnerships are vital to the strategy and operations of Society Pass ecosystem as they enable our Platform to offer more value-added services to both our consumers and merchants. We are constructing a regional loyalty alliance comprising of synergistic merchant partners. Through our partnerships, we gain access to our partners’ clients and users at minimal cost where possible and to proliferate the usage of Society Points (when available). From our partnerships, we also enhance our offerings like reliable delivery services through our relationships with delivery service providers and vendor financing options through our partnerships with financial institutions. Our marketing approach to engage strategic partners focuses on the benefits of joining our Loyalty Alliance, stressing the ability to access a larger pool of consumers and clients while reducing marketing expenses via joint marketing efforts like press interviews, brochures and co-branding initiatives with merchants.

Maximizing the value of consumer transactions

Growing our consumer base, converting registered consumers into active ones, increasing transaction frequency, and maximizing basket sizes are key growth drivers for our verticals. We are growing our base of registered consumers through a multi-pronged marketing approach across social media, emails, SMS, QR codes, tailored promotional campaigns and public relations engagement. We believe that by serving consumers in all aspects of their daily lives, we create more opportunities to cross-sell and thus maximize our consumer wallet share.

Expanding service offerings to merchants

Merchants are a critical component of our business, thus growing our registered merchant base and serving them with desirable technology and marketing solutions to improve sales, cut costs, and realize operational efficiencies. We onboard merchants through marketing outreach tools such as our websites, public relations, social media and focused sales efforts. In our marketing messages, we attract merchants to our ecosystem by offering them access to our growing consumer base as well as numerous opportunities to optimize their sales, including enhanced customer loyalty through the expected launch of our Society Points in 2023.

Expectation of Competition

We operate a loyalty-focused e-commerce ecosystem operates in several verticals. Across these verticals, we compete with other online platforms for merchants, who can sell their products on other platforms or marketplaces.

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

Intellectual Property Matters

The Company technology and platform comprise of various copyrightable and/or patentable subject matter owned and/or licensed by the Company’s wholly-owned subsidiary, Society Technology LLC (“Society Technology”), a Nevada limited liability company. Our intellectual property assets additionally include trade secrets associated with the software platform. We successfully carried out development of our multilayer cloud-based software platform from reliance on third parties for payment and loyalty points deployment. As a result, we can monetize our software by making it available in Apple Store and Google Play and compatible with existing payment systems depending on the country’s regulatory requirements.

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

The Company arranges the registration of trademarks, trade names, and service marks in the name of Society Technology LLC, its wholly-owned subsidiary created for the purposes of managing all intellectual property matters of the Company. It is not the intent of this Annual Report to delineate each and every trademarkable matter of the Company owned through Society Technology. Without prejudice to the generality of foregoing, Society Technology is, inter alia, the owner of the registered trademarks “Society Pass”, “SOPA”, “Leflair” and “#HOTTAB” in connection with artificial intelligence software, electronic payment services, loyalty programs, SaaS platforms, and other subsets of the Company’s business. Society Pass has 12 trademarks currently registered with the United States Patents and Trademark Office (the “USPTO”) and has two applications with the USPTO pending. Further, Society Technology filed and registered numerous trademarks with the trademark offices of Vietnam, India, Singapore, the Philippines, Malaysia, Indonesia, and Thailand.

Item 1a. Risk Factors.

In evaluating our Company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. The material and other risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company is subject to all the risks inherent in a small company seeking to develop, acquire, market and distribute new services, particularly companies in evolving markets such as the internet, technology, and payment systems. The likelihood of the Company’s success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, acquisition, introduction, marketing and distribution of new products and services in a competitive environment.

Such risks for the Company include, but are not limited to, dependence on the success and acceptance of the Company’s services, the ability to attract and retain a suitable client base, and the management of growth. To address these risks, the Company must, among other things, generate increased demand, attract a sufficient clientele base, respond to competitive developments, increase the “SoPa” brand name’s visibility, successfully introduce new services, attract, retain and motivate qualified personnel and upgrade and enhance the Company’s technologies to accommodate expanded service offerings. In view of the rapidly evolving nature of the Company’s business and its limited operating history, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company is therefore subject to many of the risks common to early-stage enterprises, including the need for capital, personnel, and other resources.

If we fail to raise capital when needed it will have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has early stage revenue-producing operations and in the future, could be required to raise capital through public or private financing or other arrangements to execute its full business plan. The Company believes the proceeds from future offerings will be sufficient to develop its intermediate plans. However, the Company can give no assurance that all, or even a significant portion of these shares will be sold or, that the moneys raised will be sufficient to execute the entire business plan of the Company. Further, no assurance can be given if additional capital is needed as to how much additional capital will be required or that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company, or that such financing would not result in a substantial dilution of shareholder’s interest. A failure to raise capital when needed would have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, debt and other debt financing may involve a pledge of assets and may be senior to interests of equity holders. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital or to pursue business opportunities, including potential acquisitions. If adequate funds are not obtained, when and if required, the Company may be required to reduce, curtail, or discontinue operations.

We rely on internet search engines and application marketplaces to drive traffic to our Platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our Platform could decline and our business would be adversely affected.

We rely heavily on Internet search engines, such as Google, to drive traffic to, and market, our Platform through their unpaid search results and on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. Although search results and application marketplaces have allowed us to attract an audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our Platform, we may need to increase our marketing and spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may in turn harm our operating results.

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

The ecommerce market is highly competitive and if the Company may does not have sufficient resources to maintain marketing, sales and client support efforts on a competitive basis our business could be adversely affected.

The internet-based ecommerce business is highly competitive and the Company competes with several different types of companies that offer some form of user-vendor connection experience, payment processing and/or funds transfer content, as well as marketing data companies. Certain of these competitors may have greater industry experience or financial and other resources than the Company.

To become and remain competitive, the Company will require marketing, sales, and client support. The Company may not have sufficient resources to maintain marketing, sales and client support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Company. The Company intends to differentiate itself from competitors by developing a payments platform that allows consumers and merchants to accept and use bonus points.

The market for our vertical’s offerings is rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. There is no guarantee that any factors that differentiate the Company from its competitors will give the Company a market advantage or continue to be a differentiating factor for the Company in the foreseeable future. Competitive pressures created by any one of the above-mentioned companies (and other direct or indirect competitors), or by the Company’s competitors collectively, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The market for our Platform is new and unproven.

We were founded in 2018 and since our inception have been creating products for the developing and rapidly evolving market for API-based software platforms, a market that is largely unproven and is subject to a number of inherent risks and uncertainties. We believe that our future success will depend in large part on the growth, if any, in the market for software platforms that provide features and functionality to create next generation digital ecosystem and loyalty platform. It is difficult to predict customer adoption and renewal rates, customer demand for our solutions, the size and growth rate of the overall market that our Platform addresses, the entry of competitive products or the success of existing competitive products. Any expansion of the market our Platform addresses depends upon a number of factors, including the cost, performance, and perceived value associated with such solutions. If the market our Platform addresses does not achieve significant additional growth or there is a reduction in demand for such solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products or decreases in corporate spending, it could have a material adverse effect on the Company’s business, results of operations and financial condition.

Delays in the implementation of or lack of consumer acceptance of Society Points could have a material adverse effect on our business.

We expect to launch Society Points in 2023 which will be a significant component to our SoPa consumer facing platform. However, if such launch is delayed or there is not the expected consumer acceptance of Society Points by consumers, our business and financial prospects could be materially and adversely affected.

If we are unable to expand our systems or develop or acquire technologies to accommodate increased volume our Platform could be impaired.

We seek to generate a high volume of traffic and transactions through our technologies. Accordingly, the satisfactory performance, reliability and availability of the Company’s website and platform, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of users who transact sales on our platform while maintaining adequate customer service levels. The Company’s revenues depend, in substantial way, on the volume of user transactions that are successfully completed. Any system interruptions that result in the unavailability of our service or reduced customer activity would ultimately reduce the volume of transactions completed. Interruptions of service may also diminish the attractiveness of our company and its services. Any substantial increase in the volume of traffic on our website or Platform or in the number of transactions being conducted by customers will require us to expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Platform or timely expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. Any failure to expand or upgrade our systems could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company uses internally developed systems to operate its service. The Company must continually enhance and improve these systems in order to accommodate the level of use of its products and services and increase its security. Furthermore, in the future, the Company may add new features and functionality to its services that would result in the need to develop or license additional technologies. The Company’s inability to add new software and hardware to develop and further upgrade its existing technology, transaction processing systems or network infrastructure to accommodate increased traffic on its platforms or increased transaction volume through its processing systems or to provide new features or functionality may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user’s experience on the Company’s service, and delays in reporting accurate financial information. There can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its systems or to integrate smoothly any newly developed or purchased technologies with its existing systems. Any inability to do so would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company plans to expand its operations by developing and promoting new or complementary services, products or transaction formats or expanding the breadth and depth of services or expanding the offering of its services to other countries in SEA. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that any such efforts will maintain or increase overall market acceptance. Furthermore, any new business or service launched by the Company that is not favorably received by consumers could damage the Company’s reputation and diminish the value of its brand. Expansion of the Company’s operations in this manner would also require significant additional expenses and development, operations and other resources and would strain the Company’s management, financial and operational resources. The lack of market acceptance of such services or the Company’s inability to generate satisfactory revenues from such expanded services to offset their cost could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example, by providing the appropriate training to our account managers, sales technology specialists, engineers and consultants to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations, or financial condition could be adversely affected.

A decline in the demand for goods and services of the merchants included in the Platform could result in adverse financial consequences.

The Company expects to derive most of its revenues from fees from successfully completed transactions on its consumer facing platforms. The Company’s future revenues will depend upon continued demand for the types of goods and services that are offered by Company and the merchants that are included on such platforms. Any decline in demand for the goods offered through the Company’s services as a result of changes in consumer trends could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

If appropriate opportunities present themselves, the Company intends to acquire, as the Company did in 2022, businesses, technologies, platforms, services, or products that the Company believes are strategic. The Company currently has no binding commitments or agreements with respect to any material acquisition. While the Company is discussing potential acquisitions, there can be no assurance that the Company will be able to successfully negotiate currently contemplated acquisitions or successfully negotiate or finance future contemplated acquisitions, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company’s business. Future contemplated acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition. Any future contemplated acquisitions of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

The Company is, and will be, heavily dependent on the skill, acumen and services of the management and other employees of the Company. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and. employees are at-will employees, which means they may terminate their employment relationship with us at any time, although several of our executive officers, other than Mr. Nguyen, are required to give the Company written notice if they resign for other than Good Reason (as defined in the employment agreements), and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Executive may terminate Executive’s employment hereunder other than for Good Reason upon thirty (30) days’ written notice to Company.

Illegal use of our Platform could result in adverse consequences to the Company.

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

Substantially all of our revenues are derived from SEA. As a result, our business is subject to the economic, political and legal environment in SEA. The economies of SEA differ from other countries in various respects such as government involvement, level of development, growth rate, allocation of resources and inflation rate. Prior to the 1990s, many SEA countries relied on a planned economy. State-owned enterprises still account for a substantial portion of SEA’s industrial output, though governments in general are reducing the level of direct control that they exercise over the economy through state plans and other measures. It is our understanding that there is an increasing level of freedom and autonomy in areas such as resource allocation, production and management and a gradual shift in emphasis to market economies and enterprise reform.

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

Many of the economies in SEA have or are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability.

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

Our business will be exposed to foreign exchange risk.

We derive substantially all of our revenue from the operations of our Platform in Vietnam and expect to derive our revenue from SEA. Our functional currencies will by necessity be the currencies of the countries of SEA. Our reporting currency is the U.S. dollar. We translate our results of operations using the average exchange rate for the period, unless the average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions, and we translate our financial position at the period-end exchange rate. Accordingly, any significant fluctuation between the currencies of countries of SEA and South Asia on the one hand and the U.S. dollar on the other could expose us to foreign exchange risk.

A significant depreciation in many of the currencies of countries of SEA against major foreign currencies may have a material adverse impact on our results of operations and financial condition because our reporting currency is the U.S. dollar. If, in the future, significant depreciation in many of the currencies of countries of SEA, we may be unable to meet any foreign currency payment obligations.

If inflation increases significantly in SEA or South Asia countries, it could adversely affect our business.

Should inflation in SEA countries increase significantly, our costs, including our staff costs and transportation are expected to increase. Furthermore, high inflation rates could have an adverse effect on the countries’ economic growth, business climate and dampen consumer purchasing power. As a result, a high inflation rate in SEA countries could materially and adversely affect our business, results of operations, financial condition and prospects.

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

Our business may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, business closures, travel restrictions, and other public health safety measures. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

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

In addition, the outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future impact, demand for merchants and consumer purchase patterns, which in turn, could adversely affect our revenue and results of operations.

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

Even if a virus or other disease does not spread significantly and such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. Merchants may be perceived as unsafe during such public health threats, even for order delivery or pickup. If the services offered through our Platform or at other businesses in our industry become a significant risk for transmitting COVID-19 or similar public health threats, or if there is a public perception that such risk exists, demand for the use of our Platform would be adversely affected. Any negative impact on consumers’ willingness or ability to order delivery or complete a pickup order, or on merchant’s willingness or ability to make deliveries, could adversely affect our business, financial condition, and results of operations.

Substantially all of our revenues are concentrated in Vietnam pending expansion into other markets in SEA. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms SEA’s economy and society and the global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the operations of our business may be materially adversely affected.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “Item 1A: Risk Factors” section.

Regulatory Risks

The payment processing regulatory regimes of the countries in which we operate could have adverse consequences on our business.

From time-to-time, governments and regulatory bodies may review the legislation and regulations applied to the e-commerce and payment processing industry in which the Company operates. Such reviews could result in the enactment of new laws and/or the adoption of new regulations in SEA, South Asia, the US or elsewhere, which might adversely impact businesses in those countries in general and consequently, may threaten the Company’s growth prospects. More specifically, the Company is operating in the e-commerce and payment processing industry, which is strictly regulated. Regulation is extensive and designed to protect consumers and the public, while providing standard guidelines for business operations. In the offering of its products, the Company is subject to certain federal and provincial laws and regulations relating to its financial product offerings, including laws and regulations governing such things as Know-Your-Customer (KYC), Anti-Money Laundering (AML), Anti-Terrorist Financing (ATF) and safeguarding the privacy of customers’ personal information. Failure to comply with, or changes to, existing or future laws and regulations could result in significant unforeseen costs and limitations, and could have an adverse impact on the Company’s business, results of operations and/or financial condition.

Regulation of the internet generally could have adverse consequences on our business.

We are also subject to general business regulations and laws in SEA specifically governing the internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

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

We may be subject to risks related to litigation and other legal proceedings that may materially adversely affect our business, operating results or financial condition.

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

The financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Our future operations may be dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that we will be successful in completing an equity or debt financing or in achieving profitability.

We may face potential liability and expense for legal claims based on the content on our Platform.

We may face potential liability and expense for legal claims relating to the information that we publish on our website and our Platform, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. For example, businesses may in the future claim, that we are responsible for defamatory reviews posted by our users. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove valuable content from our website or mobile app, our Platform may become less useful to consumers and our traffic may decline, which could have a negative impact on our business and financial performance.

Protection of Intellectual Property Rights are important for the future of our business.

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

The trading price of our common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors. In addition to market and industry factors, the market price and trading volume for the common stock may be highly volatile for factors specific to our own operations, including the following:

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

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our shareholders may sell all or part of their holdings as soon as any applicable transfer restrictions have ended and such sales could have a negative impact on the market price of our common stock. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.

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

Dennis Nguyen, our Founder, Chairman and CEO, currently beneficially owns common stock and Super Voting Preferred Stock that provide him with 65.7% of the voting power of our voting stock. Therefore, even after further offerings, he will have the ability to substantially influence us through this ownership position. For example, he may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. His interests may not always coincide with our corporate interests or the interests of other shareholders, and he may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as he continues to own a significant amount of our equity, he will continue to be able to strongly influence or effectively control our decisions.

We may not be able to satisfy listing requirements of Nasdaq to maintain a listing of our common stock.

Although our common stock has been approved for listing on Nasdaq, we must meet certain regulatory, financial and liquidity criteria to maintain such listing, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

An active market for our common stock in which investors can resell their shares may not continue to exist.

Prior to our initial public offering that closed on November 12, 2021, there was no public market for our shares of common stock. Although our common stock began trading on the Nasdaq Capital Market in November 2021, we cannot predict the extent to which an active market for our common stock will develop or be sustained, or how the development of such a market might affect the market price of our common stock. The value of our common stock can be adversely affected by a variety of factors, including problems with the development and expansion of our business offerings, regulatory issues, technical issues, commercial challenges, competition, legislation, government intervention, industry developments and trends, and general business and economic conditions.

Failure to maintain effective controls on financial reporting could have an adverse impact on our business and we  have identified a material weakness in our internal control over financial reporting.

Prior to our initial public offering in November 2021, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. Furthermore, we are a newly public company and are not required to provide a report on internal control over financial reporting as of the end of our most recent fiscal year. While operating as a public company, we and our independent registered public accounting firm may identify material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remedy our material weakness, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

We may need to implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. Also, our securities are listed on a U.S. national securities exchange and we are required to comply with marketplace rules and heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and U.S. national securities exchange requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

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

Mr. Dennis Nguyen, our Founder, Chairman and Chief Executive Officer is currently the beneficial owner of voting stock that provides him with approximately 65.7% of the voting power of our voting stock. We currently meet the definition of a “controlled company” under the corporate governance standards for NASDAQ listed companies and for so long as we remain a controlled company under this definition, we are eligible to utilize certain exemptions from the corporate governance requirements of the NASDAQ Stock Market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our principal executive offices are located at 701 S. Carson Street, Suite 200, Carson City, NV 89701.

As of December 31, 2022, the Company recorded the ROU asset and lease obligation of $1,541,064. We do not currently own any real estate.

COUNTRY	SUPPLIER	LEASE	DATE OF AGREEMENT	TERM
Singapore	Morning Star Pte. Ltd.	137 Market Street, #14-01/02, Grace Global Raffles, Singapore 048943	August 12, 2022	3 years from October 15, 2022
Singapore	Lo Tjhan Kwong and Tina Kumalasari Widyatmadja	18 Marina Boulevard #43-09 Marina Bay Residences Singapore 018980	September 16, 2021	2 years from September 18, 2021
Vietnam	Vidago Company Limited	8th floor, Diamond Flower Building, 48 Le Van Luong Street, Nhan Chinh Ward, Thanh Xuan District, Hanoi city	October 11, 2022	2 years from October 15, 2022
Vietnam	Pls Investment Trading Company	5th floor, PLS Building, 366 Nguyen Trai, Ward 8, District 5, Ho Chi Minh	January 11, 2022	3 years from February 20, 2022
Philippines	Averon Holdings Corporation	6780 Ayala Avenue Makati City 1226 Philippines		2 years from March 16, 2022
Philippines	Salustiano R. Guiao	Unit D&E Building 1, IBG Plaza Building, Balibago, Angeles City 2009 Pampanga Philippines		5 years from October 1, 2022
Philippines	Garpaz Enterprises, Inc.	Room/Shop No. 321 GP Arcade Building Upper Mabini St. Baguio City 2600 Banguet Philippines		2 years from October 1, 2022
Philippines	NIG Leasing	Unit No. 2-A Del Pilar Street, Rizdelis, Cabanatuan City, Nueva Ecija, Philippines		3 years from September 16, 2022
Thailand	Boutique Prakhanong 3 Ltd.	unit 301, 3rd floor, 7 Soi Sukhumvit 69, Sukhumvit Road, Prakhanong-Nua Sub district, Wattana District, Bangkok	December 1, 2022	3 years from 8th October 2022
Thailand	Boutique Prakhanong 3 Ltd.	unit 309, 3rd floor, 7 Soi Sukhumvit 69, Sukhumvit Road, Prakhanong-Nua Sub district, Wattana District, Bangkok	December 1, 2022	3 years from 8th October 2022
Indonesia	PT Teratai Dharma Nusantara	EightyEight@Kasablanka Tower A, 12th Floor, Unit A & H, Jl. Casablanca Raya Kav.88, Jakarta Selatan 12870	July 1, 2022	1 year from July 01, 2022
Indonesia	PT Alfindo Mercu Estate	AIA Central Lower Ground No.1, 28th Floor, Jl. Jend Sudirman Kav. 48A, Jakarta 12930	July 20, 2022	3 years from November 17, 2022
Indonesia	Agustinus Prasetio	The Residence Unit 38B, Ciputra World 1 Jakarta, Jl. Prof. DR. Satrio No.1, RT.18/RW.4, Kuningan, Jakarta Selatan, Daerah Khusus Ibukota Jakarta 12940	July 28, 2022	1 year from August 12, 2022
Indonesia	Oei Hironemus Utari	Apartment Sudirman Tower Condominium - Tower C Unit 27D, Jl. Garnisun 1 No.8. RT/RW 005/004. Kel. Karet Semanggi. Kec. Setiabudi. South Jakarta 12930	October 12, 2022	1 year from October 25, 2022

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

In one of those actions, brought by Rahul Narain, a former employee claims entitlement to compensation and a bonus totaling $566,000 and 130-195 shares of Company common stock, together with costs. For the 130 shares he contends were not delivered, he alleges damages of approximately $750,000. The Company responded to the complaint and also asserted counterclaims in the proceeding for $1,500,000 to $4,000,000 plus punitive damages, together with interest and costs, arising from, inter alia, the former employee’s breach of contract, unfair competition, misappropriation of trade secrets and breach of fiduciary duty. The former employee has responded to the Company’s counterclaims and discovery has been conducted. The discovery phase is now over. The Company filed a motion for partial summary judgment to dismiss Rahul Narain’s claims for damages associated with the 130-195 shares of the Company’s common stock. Rahul Narain has filed a motion for partial summary judgment on his claims for compensation and for damages he alleges associated with his contention that the Company did not deliver the shares of common stock under a warrant. In that motion he seeks the monetary value of that stock, which he contends is $749,190 plus interest, and also seeks partial summary judgment for his claim seeking $566,000 in compensation, specifically to the motion, he seeks $60,000. His motion also seeks to dismiss the Company’s counterclaims. Rahul Narain has also filed a motion in limine to preclude the Company’s expert witness as to damages for some of the Company’s counterclaims.

In the other employment action, brought by Thomas O’Connor, a former employee, and CVO Advisors Pte. Ltd., involves claims of entitlement to salary payments and expense reimbursement in the amount of $122,042.60, plus liquidated damages, together with costs. This former employee also made claims based on a failure to deliver between 1,721 and 2,536 shares of the Company’s common stock. For the 1,721 shares of stock which he contends were not delivered, he alleges damages of $9,918,000. In addition, this action also includes claims by a plaintiff-entity alleging entitlement to $8 million in shares of the Company’s Series A Preferred stock. The Company responded to the complaint and also asserted counterclaims against the former employee in the proceeding for $1,500,000 to $2,000,000 plus punitive damages, together with costs, arising from, inter alia, the former employee’s breach of contract, breach of fiduciary duty, tortious interference and fraud. The former employee has responded to the Company’s counterclaims and this action is still in the discovery phase of litigation. Thomas O’Connor has filed a motion to strike the Company’s answer and counterclaims or in the alternative precluding Society Pass from offering evidence or for a Conditional Order for production. That motion is fully briefed and is set for oral argument on March 6, 2023. Thomas O’Connor has also filed a motion for partial summary judgment on his cause of action regarding the 1,721 shares of stock that were allegedly not delivered and is seeking the cash value of those shares.

The third case also involves one of those former employees, Thomas O’Connor; therein, a Company affiliate filed suit in February 2020 seeking enforcement, by way of specific performance, of an agreement which entitles the affiliate to purchase all of the 99 percent of the shares of the plaintiff-entity which alleges entitlement to $8 million in shares of the Company’s Series A Preferred Stock in one of the employment actions described above. The former employee has responded to the Company’s complaint in this action with a motion to dismiss, which was later withdrawn by same, and then by way of an answer without counterclaims. The case has been reassigned to a new Judge and we have requested a preliminary conference. However, no preliminary conference has yet been Ordered. As these matters are in the discovery and pre-discovery phases, and/or have summary judgment motions being briefed it is too early to assess the likelihood of success. The Company denies the accusations by both O’Connor and Narain and intends to vigorously defend these matters.

A prior action captioned SOSV IV LLV v. Society Pass Inc., et al., Supreme Court of the State of New York, County of New York, Index 650271/2022 has recently been settled and discontinued.

The Company does not believe any of the foregoing actions will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “SOPA.”

Holders

As of March 21, 2023, there were 101 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2022.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information which we believe is relevant to an assessment and understanding of our audited consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors” and “Forward-Looking Statements”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

The companies by the Company form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in the Philippines. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on the VIP countries (Vietnam, Indonesia and Philippines) of SEA. Material acquisitions include:

•	In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”).
•	In February 2022, we acquired NREI and Dream Space in February 2022 which operate the food delivery companies Pushkart in the Philippines and Handycart in Vietnam, respectively.
•	In May 2022, we acquired Gorilla Net and Gorilla Mobile in May 2022.
•	In July 2022, through our wholly-owned subsidiary, New Retail Experience Incorporated, we acquired Mangan PH Food Delivery Services Corp., a corporation registered in [Philippines;
•	In July 2022, through our wholly-owned subsidiary, Thoughtful Media Group Incorporated, a Nevada corporation, we acquired a digital marketing company with significant operations in Thailand and the United States.
•	In August 2022, we acquired entities that give us ownership of the Nusatrip travel services marketing platform.

Operating in SEA, we are focused on six operating verticals: loyalty, lifestyle, grocery and food delivery, telecommunications, digital media, and travel.

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

Digital Media

The acquisition of a digital media platform, Thoughtful Media, amplifies the reach and engagement of the Company’s e-commerce ecosystem and retail partners. Originally founded in 2010, Thoughtful Media today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage Thoughtful Media’s wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

As a result, Thoughtful Media’s content creator partners earn a larger share of advertising revenues from international consumer brands. And according to Accenture, the social commerce market is poised to grow to $1.2 trillion by 2025 at a CAGR of 26%. Thoughtful Media’s data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 263 YouTube channels has onboarded over 85 million subscribers with an average monthly viewership of over 600 million views.

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

As of March 21, 2023, we have onboarded over 3.3 million registered consumers and over 200,000 registered merchants on our Platform.

Impact of the COVID-19 Pandemic and other Global Events

The full impact of the COVID-19 pandemic on our business, financial condition and results of operations remains unpredictable due to the evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies and numerous other uncertainties. For example, we cannot predict the duration and spread of the outbreak of new variants of the virus, additional actions that may be taken by governmental entities, or the impact the pandemic may have on the ability of us, our customers, our suppliers, our manufacturers, and our other business partners to conduct business. To date, COVID-19 has led to the implementation of various responses, including government-imposed quarantines, business closures, travel restrictions, and other public health safety measures. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

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

Our software and development team are responsible for the design enhancements, development, testing and certification of the Application. In addition, we may, in the future, utilize third parties for our automated testing, managed upgrades, software development and other technology services.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the year ended December 31, 2022 and 2021:

	YEAR ENDED DECEMBER 31,
	2022	2021
Revenue, net	$5,635,553	$519,885
Cost of revenue	$(4,668,580)	$(710,683)
Gross profit/ loss	$966,973	$(190,798)
Less operating expenses:
Sales and marketing expenses	$(997,784)	$(327,195)
Software development costs	$(72,999)	$(95,809)
Impairment loss	$(3,499,881)	$(200,000)
General and administrative expenses	$(30,552,365)	$(33,398,401)
Total operating expenses	$(35,123,029)	$(34,021,405)
Loss from operations	$(34,156,056)	$(34,212,203)

Other income (expense):
Change in contingent service payable	$2,442	$—
Gain from early lease termination	$2,166	$2,454
Interest income	$84,116	$116
Interest expense	$(25,105)	$(41,514)
Loss on disposal of fixed assets	$(19,964)	—
Loss on settlement of litigation	$—	$(550,000)
Warrant modification expense	$—	$(58,363)
Other income	$101,010	$5,906
Total other expense	$144,665	$(641,401)
Loss before income taxes	$(34,011,391)	$(34,853,604)
Income taxes	$(3,631)	$(11,136)
NET LOSS	$(34,015,022)	$(34,864,740)

Revenue. For the year ended December 31, 2022 and 2021 we generated revenue of $5,635,553 and $519,885 respectively. The significant increase in revenue was mainly due to an increase in the sales from our online platforms and newly acquired subsidiaries.

Revenue by business segment. For the year ended December 31, 2022 and 2021 e-Commerce generated revenue of $2,118,191 and $482,002 respectively, as online ordering increased as a result of a marketing boost. Merchant POS revenue decrease from $37,883 to $23,951 from year ended December 31, 2021 to December 31, 2022 due to business downsizing. The other business segments are online F&B and Groceries Deliveries, Telecommunication Reseller, Digital Marketing, and Online Ticketing and Reservation, generated revenue of $150,999, $23,747, $2,593,674 and $724,991 respectively, are newly acquired during the year 2022.

Revenue by geographic segment. From the year ended December 31, 2021 to December 31, 2022, Vietnam revenue increased from $485,055 to $2,186,007 mainly arise from our e-Commerce business segment. Indonesia revenue increased from $34,830 to $443,147 as a result of our newly acquired Online Ticketing and Reservation business segment. During the year ended December 31, 2022, we generated revenue from our new geographic segments in the Philippines, Singapore, United States, Thailand, Malaysia, and Hong Kong, from the newly acquired business segments.

Top Customers Revenue for the year ended December 31, 2022 and 2021

For the year ended December 31, 2022 and 2021, the following customer exceeded 10% of the Company’s revenues:

	Year ended December 31, 2022		December 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer C	$2,310,933	41.01%	$385,183

	Year ended December 31, 2021		December 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A**	$387,213	74%	$54,160	*
Customer B***	94,698	18%	(9,298	)****

*	This included value added taxed (“VAT”)
**	The Company engaged Tiki Smart Logistic for collection of cash on delivery arrangement from their end customer.
***	The Company engaged PayDollars for online payment gateway arrangement from their end customer.
****	Due to order cancelation the amount became credit balance.

The above significant customers are located in United States and Vietnam.

Cost of Revenue. For the year ended December 31, 2022 and 2021, we incurred cost of revenue of $4,668,580 and $710,683 respectively. The increase in revenue cost was matched by a significant rise in revenue.

Major vendors

For the year ended December 31, 2022 and 2021, there is no vendor accounted for 10% or more of the Company’s cost of revenue as at year-end dates.

Gross Profit/ Loss. For the year ended December 31, 2022 and 2021, we recorded a gross profit and gross loss of $966,973 and $190,798 respectively. The turnaround from gross loss to gross profit is due to increased revenue from e-commerce and our newly acquired digital marketing and online ticketing and hotel reservation business.

Sales and Marketing Expenses (“S&M”). For the year ended December 31,2022 and 2021, we have incurred S&M expenses of $997,784 and $327,195 respectively. The increase in S&M is primarily attributable to the increased in sales activity and the related promotion expenses needed for new merchants joining our e-commerce platform. Further, there was an increase marketing cost in 2022 to attract attention of customers to our e-commerce platform.

Software Development Cost (“SDC”). For the year ended December 31, 2022 and 2021, we incurred SDC expenses of $72,999 and $95,809 respectively. The decrease in SDC in 2022 is primarily attributable to the restructuring of our technology development team.

Impairment Charge (“IC”). For the year ended December 31,2022 and 2021, we incurred IC expenses of $3,499,881 and $200,000 respectively. The increase is primarily attributable to the impairment of goodwill related to the acquisition of the NREI, Gorilla, TMG and Nusatrip which were expensed during the period due to the short life term of the asset and the quantum of consideration.

General and Administrative Expenses (“G&A”). For the year ended December 31, 2022 and 2021, we incurred G&A expenses of $30,552,365 and $33,398,401 respectively. The decrease in G&A is primarily attributable to the decrease in professional costs associated with costs related to business acquisitions, the Company’s filing for listing on the Nasdaq Stock Exchange, stock based compensation for services, and D&O insurance cost.

Loss on settlement of litigation. On May 21, 2021, the Company agreed to settle a litigation matter for $550,000 in cash. The settlement was paid in two tranches, with both tranches paid in the second quarter of 2021. In connection with the settlement, the Company recognized litigation settlement expense in the amount of $550,000 in the year ended 2021. There were no such expenses incurred in the comparative year ended 2022.

Income Tax Expense. Our income tax expenses for the year ended December 31,2022 and 2021 was $3,631 and $11,136, respectively.

Net Loss. As a result of the items noted above, for the year ended December 31, 2022, we incurred a net loss of $34,015,022, as compared to $34,864,740 for the same year ended December 31, 2021. The net loss is primarily attributable to general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $18,930,986, accounts receivable of $951,325, deposits, prepayments and other receivables of $2,711,042 and inventories of $310,932.

As of December 31, 2021, we had cash and cash equivalents of $23,264,777, accounts receivable of $52,588, deposits, prepayments and other receivables of $6,094,254 and inventories of $221,068.

As of December 31, 2022, the Company’s stockholders’ equity was $20,011,317 which decreased as a result of a net loss partially offset by additional paid-in-capital primarily from a secondary public offering. For the year ended December 31, 2022, the Company incurred net loss of $34,015,022 and net cash used in operating activities of $14,453,759. Net cash provided by investing activities was $177,393. For the year ended December 31, 2021, net cash provided by financing activities was $10,182,905, resulting principally from the $10,402,891 net proceeds from a public offering and $412,890 of net proceeds from the C1 warrants exercised during the period ended December 31, 2022, partially offset by repayment of the First Insurance Funding loan in the amount of $632,876 during 2022.

While the Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance it will be able to do so. The Company continually monitors its cash, capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s business development activities, general and administrative expenses and growth strategy. We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, to finance our operations and future acquisitions. The Company believes that it has sufficient liquidity to continue its current business plans and operations for more than one year.

	Year Ended December 31,
	2022	2021
Net cash (used in) operating activities	$(14,453,759)	$(10,813,938)
Net cash provided by (used in) investing activities	177,393	(246,837)
Net cash provided by financing activities	10,182,905	33,823,757
Effect on exchange rate change	(167,980)	(4,871)
Net change in cash and cash equivalents	(4,261,441)	22,758,111
Cash and cash equivalent at beginning of year	23,264,777	506,666
Cash and cash equivalent at end of year	19,003,336	23,264,777

Net Cash Used in Operating Activities.

For the year ended December 31, 2022, net cash used in operating activities was $14,453,759, which consisted primarily of a net loss of $34,015,022, partially offset by non-cash stock based compensation for services of $8,299,566, a decrease in deposits, prepayments and other receivables of $6,374,684, depreciation and amortization of $3,307,832, and a non-cash goodwill impairment loss of $3,499,881.

For the year ended December 31, 2021, net cash used in operating activities was $10,813,938, which consisted primarily of net loss of $34,864,740, partially offset by non-cash stock based compensation for services of $25,889,909, a loss on settlement of litigation of $550,000, a decrease in accrued liabilities and other payables of $413,974, depreciation and amortization of $3,210,448 and a non-cash impairment loss of $200,000.

Until we generate cash flows from operations, we expect to continue to rely on cash generated through financing from public offerings or private offerings by the Company or one or more of our subsidiaries’ securities, however, to finance our operations and future acquisitions.

Net Cash Provided by (Used In) Investing Activities.

For the year ended December 31, 2022, there was a net cash inflow of $177,393 primarily as a result of the cash from business acquisition of $1,643,659, partially offset by acquisition of subsidiaries of $820,000 and purchase of property, plant, and equipment of $566,266.

For the year ended December 31, 2021, there was a net cash outflow of $246,837 for a deposit paid related to the Leflair asset acquisition.

Net Cash Provided by Financing Activities.

For the year ended December 31, 2022, net cash provided by financing activities was $10,182,905, consisting primarily of funds raised from a public offering and Series C-1 warrants exercised partially offset by repayment of the First Insurance Funding Loan.

For the year ended December 31, 2021, net cash provided by financing activities was $33,823,757, consisting primarily of funds raised from shareholders for Series C Preferred Stock and warrants exercised.

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

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, the incremental borrowing rate used to calculate right of use assets and lease liabilities, useful lives of intangible assets, impairment of long-lived assets and goodwill, valuation of common stock and stock warrants, stock option valuations, inventory valuation, revenue recognition, the allocation of purchase consideration in business combinations, and deferred tax assets and liabilities and the related valuation allowance.

•	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

•	Business combination

The Company follows Accounting Standards Codification (“ASC”) ASC Topic 805, Business Combinations (“ASC 805") and ASC Topic 810, Consolidation (“ASC 810"). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for the resulting goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

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

ASC Topic 280, Segment Reporting (“Topic 280") establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in four reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale (“merchant POS”).

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2022 and 2021, the cash and cash equivalents amounted to $19,003,336 and $23,264,777, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there was uninsured balance of $9,256,175 and $13,699,082 as of December 31, 2022 and 2021, respectively. In addition, the Company has uninsured bank deposits of $9,047,911 and $9,315,695 with a financial institution outside the U.S as of December 31, 2022 and 2021, respectively. All uninsured bank deposits are held at high quality credit institutions.

•	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of December 31, 2022 and 2021, the restricted cash amounted to $72,350 and $0, respectively.

•	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both December 31, 2022 and 2021, there was no need for allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the years ended December 31, 2022 and 2021, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $310,932 and $221,068 as at December 31, 2022 and 2021, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets", all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

•	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09"). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	Identify the contract with a customer;
•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to performance obligations in the contract; and
•	Recognize revenue as the performance obligation is satisfied.

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our four business segments (business to consumer or “B2C”), grocery and food delivery (B2C), telecommunication reseller (B2C) and the services providing to merchants for their business growth (business to business or “B2B”).

The Company’s performance obligations include providing connectivity between merchants and consumers, generally through an online ordering platform. The platform allows merchants to create an account, display a menu and track their sale reports on the merchant facing application. The platform also allows the consumers to create an account and order from merchants on the consumer facing application. The platform allows a delivery company to accept an online delivery request and deliver or ship an order from a merchant to customer.

Lifestyle

The Company has developed an online lifestyle platform (the “Lifestyle Platform”) under its own brand name of “Leflair” to enable consumers to purchase high-end brands in many categories. Using the Company’s smart search engine, consumers search or review their favorite brands among hundreds of choices in various categories, including Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The Lifestyle Platform also allows customers to order from hundreds of vendor choices with personalized promotions based on their individual purchase history and location. The platform has also partnered with a Vietnam-based delivery company, Amilo, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers can place orders for delivery or can collect their purchases at the Company’s logistics center.

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information.

Digital Media

The acquisition of a digital media platform, TMG, amplifies the reach and engagement of the Company’s e-commerce ecosystem and retail partners. Originally founded in 2010, TMG today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage TMG’s wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

As a result, Thoughtful Media’s content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media’s data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 263 YouTube channels has onboarded over 85 million subscribers with an average monthly viewership of over 600 million views.

Travel

The Company purchased the Nusatrip Group, a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The Nusatrip acquisition extended SoPa’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, Nusatrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, Nusatrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors.

The Company’s e-Commerce business is primarily conducted using Leflair’s Lifestyle Platform, as follows:

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

During the years ended December 31, 2022 and 2021, the Company generated revenue of $2,118,191 and $482,002 respectively, in the Lifestyle sector.

The Company’s Merchant POS offers both software and hardware products and services to vendors, as follows: -

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

During the years ended December 31, 2022 and 2021, the Company generated revenue of $23,801 and $37,481, respectively, from software fees.

Hardware sales — the Company generally is involved with the sale of on-premises appliances and end-point devices. The single performance obligation is to transfer the hardware product (which is to be installed with its licensed software integral to the functionality of the hardware product). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. It is concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. Payments for hardware contracts are generally due 30 to 90 days after shipment of the hardware product.

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC Topic 606 when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC Topic 606 are present in the arrangement, revenue is recognized net of related direct costs since in these instances we act as an agent.

Software subscription fee — The Company’s performance obligation includes providing customer access to our software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s software sale arrangements grant customers the right to access and use the software products which are to be installed with the relevant hardware for connectivity at the outset of an arrangement, and the customer is entitled to both technical support and software upgrades and enhancements during the term of the agreement. The term of the subscription period is generally 12 months, with automatic one-year renewal. The subscription license service is billed monthly, quarterly or annually. Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Payments are generally due 30 to 90 days after delivery of the software licenses.

The Company records its revenues, net of value added taxes (“VAT”), which is levied at the rate of 10% on the invoiced value of sales.

Grocery and food delivery consists of online grocery under brand name “Pushkart” and food delivery service under brand name “Handycart” as follows:

Customers place order for groceries and take-out food through our online platforms of “Pushkart” and “Handcart” respectively. When the grocery or food merchant receives and order, our platform will assign a third-party delivery service to pick up and deliver the grocery and/or food order to the customer. Revenue is recognized when the grocery and/or food is delivered, at which time the customer pays for the grocery and /or food order with cash, at Net of merchant cost.

During the years ended December 31, 2022 and 2021, the Company generated revenue of $150,999 and $0, respectively, from this stream.

As a telecommunication reseller we provide local mobile data and overseas internet data plans under the brand name of “Gorilla,” which company we acquired in May 2022. Our telecommunication revenues are recorded for ASC Topic 606 purposes as follows:

Local mobile plan - customers choose and subscribe to a monthly local mobile plan through our “Gorilla” online platform. The Company will proceed to register the sim card (effectively, the mobile telephone number activation card) and arrange delivery of that Sim card to the customer. Following Sim card activation, the system will capture the monthly data usage of each customer, calculated in accordance with the package data capacity and monthly subscription rate, which amounts are aggregated and recorded as revenue. Unused data will be converted to Rewards Points and carried forward to next month for potential subsequent data usage. As a result of the rewards points, the company also recognize revenue from Rewards Point redemption for subscription fees offset, voucher redemption, extra data purchases, that the customer chooses to use via our online platform.

Overseas internet data plan – a customer will place order for their desired overseas internet data plan through either the “Gorilla” online platform or third-party partner platforms. Subscription revenue is recognized when the Sim card is delivered and activated.

During the years ended December 31, 2022 and 2021, the Company generated revenue of $23,747 and $0, respectively, from telecommunications.

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

During the years ended December 31, 2022 and 2021, the Company generated revenue of $2,593,674 and $0, respectively, from this stream.

Online ticketing and reservation provide information, prices, availability, booking services for domestic and international air travel and hotels as follows:

The Company’s revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied.

During the years ended December 31, 2022 and 2021, the Company generated revenue of $724,991 and $0, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company’s right to receive consideration becomes unconditional.

There were contract assets balance was $20,310 and $0 on December 31, 2022 and 2021, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $1,405,090 and $25,229 on December 31, 2022 and 2021, respectively.

•	Software development costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC Topic 985, Software, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. These capitalized software costs are ratably amortized over the period of the software’s estimated useful life. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company also expenses website costs as incurred.

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the years ended December 31, 2022, and 2021, software development costs were $72,999 and $95,809, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company’s suppliers or distributors for our merchant POS business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of sales.

•	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $997,784 and $327,195 for the years ended December 31, 2022 and 2021, respectively.

•	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of December 31, 2022 and 2021. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

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

The reporting currency of the Company is the United States Dollar ("$") and the accompanying consolidated financial statements have been expressed in $s. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Malaysian Ringgit (“MYR), Thailand Baht (“THB”) and Indonesian Rupiah (“IDR”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not $ are translated into $s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830") using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes in shareholder’s equity.

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end SGD$:$ exchange rate	$0.7450	$0.7409
Period average SGD$:$ exchange rate	$0.7254	$0.7404

Translation of amounts from VND into $ has been made at the following exchange rates for the years December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end VND$:$ exchange rate	$0.000042	$0.000044
Period average VND$:$ exchange rate	$0.000043	$0.000043

Translation of amounts from INR into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end INR$:$ exchange rate	$0.0121	$0.0134
Period average INR$:$ exchange rate	$0.0127	$0.0135

Translation of amounts from PHP into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end PHP:$ exchange rate	$0.0179	$	N/A
Period average PHP:$ exchange rate	$0.0184	$	N/A

Translation of amounts from THB into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end THB:$ exchange rate	$0.0288	$	N/A
Period average THB:$ exchange rate	$0.0286	$	N/A

Translation of amounts from MYR into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end MYR:$ exchange rate	$0.2265	$	N/A
Period average MYR:$ exchange rate	$0.2275	$	N/A

Translation of amounts from IDR into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end IDR:$ exchange rate	$0.000064	$	N/A
Period average IDR:$ exchange rate	$0.000067	$	N/A

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the years ended December 31, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Years ended December 31,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(33,786,107)	$(34,765,145)
Weighted average common shares outstanding – Basic and diluted	24,429,526	9,443,741
Net loss per share – Basic and diluted	$(1.38)	$(3.68)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Year ended December 31,
	2022	2021
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,793,929	144,445
Warrants granted with Series C-1 Convertible Preferred Stock (b)	—	1,158,000
Total of common stock equivalents	5,739,199	3,247,715

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.
(b)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

•	Leases

The Company adopted Topic 842, Leases (“ASC 842") to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

As of December 31, 2022 and 2021, the Company recorded the right of use asset of $1,537,670 and $627,968 respectively.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

•	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718"), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2022, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the years ended December 31, 2022, and 2021. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

The Company follows ASC 850-10, Related Party Disclosures (“ASC 850") for the identification of related parties and the disclosure of related party transactions.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows if the current level of facts and circumstances changes in the future.

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03). This ASU was issued to resolve differences in practice regarding how to record the issuance of common stock with sale restrictions that pertain to the receiving party. The FASB concluded in ASU 2022-03 that these types of restrictions were not attributes of the stock issued but related to the parties to whom the stock was issued. As a result, the ASU 2022-03 requires companies to record the issuance of this type of restricted stock at its face value (i.e., not discount the stock because the receiving party can’t immediately sell the stock). From time-to-time, the Company may acquire another company in a transaction in which Company restricted stock is issued. The Company has reviewed ASU 2022-03 and does not expect that it will affect the Company.

All other recently issued, but not yet effective, 2022 Accounting Standards Updates are not expected to have an effect on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

Item 8. Financial Statements and Supplementary Data.

SOCIETY PASS INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Society Pass Incorporated and its subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheet of Society Pass Incorporated and its subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the consolidated results of its operations and  its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the United States Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OneStop Assurance PAC

We have served as the Company’s auditor since 2022

PCAOB ID 6732

Singapore

March 22, 2023

805 Third Avenue Suite 1430 New York, NY - 10022 212.838.5100 212.838.2676/Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Society Pass Incorporated and subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Society Pass Incorporated and its subsidiaries (the Company) as of December 31, 2021, and the related statements of operations, other comprehensive loss, equity (deficit), and cash flows for the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the United States Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2020

PCAOB ID 587

New York, NY

March 28, 2022

SOCIETY PASS INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars ("$"))

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18,930,986	$23,264,777
Restricted cash	72,350	—
Accounts receivable, net	951,325	52,588
Inventories	310,932	221,068
Contract assets	20,310	—
Deposits, prepayments and other receivables	2,711,042	6,094,254
Total current assets	22,996,945	29,632,687

Non-current assets:
Deposits, prepayments and other receivables	—	858,667
Intangible assets, net	7,458,089	4,000,000
Property, plant and equipment, net	706,038	57,035
Right of use assets, net	1,537,670	627,968
Total non-current assets	9,701,797	5,543,670
TOTAL ASSETS	$32,698,742	$35,176,357

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$1,296,571	$261,907
Contract liabilities	1,405,090	25,229
Accrued liabilities and other payables	8,325,225	813,598
Amount due to related parties	22,311	524,763
Deferred tax liabilities	69,000	—
Operating lease liabilities	467,938	218,077
Amount due to first insurance funding	—	596,047
Loan	28,164	—
Total current liabilities	11,614,299	2,439,621

Non-current liabilities
Operating lease liabilities	1,073,126	411,053
TOTAL LIABILITIES	12,687,425	2,850,674

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of December 31, 2022 and 2021, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of December 31, 2022 and 2021, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of December 31, 2022 and 2021, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 3,500 Series X shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common shares; $0.0001 par value, 95,000,000 shares authorized; 27,082,849 and 19,732,406 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,708	1,973
Additional paid-in capital	101,427,160	79,833,290
Accumulated other comprehensive gain (loss)	56,527	(54,340)
Accumulated deficit	(81,138,563)	(47,352,456)
Total equity attributable to Society Pass Incorporated	20,347,832	32,428,467
Non-controlling interest	(336,515)	(102,784)
TOTAL EQUITY	20,011,317	32,325,683
TOTAL LIABILITIES AND EQUITY	$32,698,742	$35,176,357

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars ("$"))

	Years ended December 31,
	2022	2021
Revenue, net
Sales – online ordering	$2,269,190	$482,002
Sales – digital marketing	2,593,674	—
Sales – online ticketing and reservation	724,991	—
Sales – data	23,747	—
Software sales	23,801	37,481
Hardware sales	150	402
Total revenue	5,635,553	519,885

Cost of sales:
Cost of online ordering	(2,107,815)	(407,662)
Cost of digital marketing	(2,227,413)	—
Cost of online ticketing and reservation	(94,048)	—
Cost of data	(10,134)	—
Software sales	(229,059)	(302,813)
Hardware sales	(111)	(208)
Total cost of revenue	(4,668,580)	(710,683)

Gross income (loss)	966,973	(190,798)

Operating expenses:
Sales and marketing expenses	(997,784)	(327,195)
Software development costs	(72,999)	(95,809)
Impairment loss	(3,499,881)	(200,000)
General and administrative expenses	(30,552,365)	(33,398,401)

Total operating expenses	(35,123,029)	(34,021,405)

Loss from operations	(34,156,056)	(34,212,203)

Other income (expense):
Dividend income	2,442	—
Gain on early lease termination	2,166	2,454
Interest income	84,116	116
Interest expense	(25,105)	(41,514)
Loss on disposal of fixed assets	(19,964)	—
Loss on settlement of litigation	—	(550,000)
Warrant modification expense	—	(58,363)
Other income	101,010	5,906
Total other income (expense)	144,665	(641,401)

Loss before income taxes	(34,011,391)	(34,853,604)

Income taxes	(3,631)	(11,136)

NET LOSS	(34,015,022)	(34,864,740)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(228,915)	(99,595)

NET LOSS ATTRIBUTABLE TO NON-SOCIETY PASS INCORPORATED	$(33,786,107)	$(34,765,145)

Other comprehensive loss:
Net loss	(34,015,022)	(34,864,740)
Foreign currency translation adjustment	106,051	(2,293)

COMPREHENSIVE LOSS	$(33,908,971)	$(34,867,033)

Net loss attributable to non-controlling interest	(228,915)	(99,595)
Foreign currency translation adjustment attributable to non-controlling interest	(4,816)	(3,189)
Comprehensive loss attributable to Society Pass Incorporated	$(33,675,240)	$(34,764,249)

Net loss per share attributable to Society Pass Incorporated:
– Basic	$(1.38)	$(3.68)
– Diluted	$(1.38)	$(3.68)

Weighted average common shares outstanding
– Basic	24,429,526	9,443,741
– Diluted	24,429,526	9,443,741

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars ("$"))

Year ended December 31, 2022
	Preferred Stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Non-controlling interests	Total equity
Balance as of January 1, 2022	3,500	$—	19,732,406	$1,973	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$32,325,683
Shares issued for services	—	—	1,420,025	141	5,972,933	—	—	—	5,973,074
Shares issued for accrued salaries	—	—	197,339	20	355,199	—	—	—	355,219
Sale of units in public offering (net of expense)	—	—	3,484,845	348	10,402,543	—	—	—	10,402,891
Shares issued to acquire subsidiary	—	—	876,560	88	2,059,154	—	—	—	2,059,242
Share issued upon the exercise of warrant	—	—	187,300	19	412,871	—	—	—	412,890
Share issued for accrued services	—	—	13,273	1	119,456	—	—	—	119,457
Shares issued to acquire non-controlling interest	—	—	2,497	—	—	—	—	—	—
Shares issued for director’s remuneration	—	—	316,092	32	899,964	—	—	—	899,996
Share issued for acquire business operation	—	—	69,072	7	133,993	—	—	—	134,000
Share issued upon the exercise options	—	—	783,440	79	1,237,757	—	—	—	1,237,836
Foreign currency translation adjustment	—	—	—	—	—	110,867	—	(4,816)	106,051
Net loss for the year	—	—	—	—	—	—	(33,786,107)	(228,915)	(34,015,022)
Balance as of December 31, 2022	3,500	$—	27,082,849	$2,708	$101,427,160	$56,527	$(81,138,563)	$(336,515)	$20,011,317

Year ended December 31, 2021
	Preferred Stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Non-controlling interests	Total equity
Balance as of January 1, 2021	—	$—	7,413,600	$742	$2,227,033	$(55,236)	$(12,587,311)	$—	$(10,414,772)
Imputed interest	—	—	—	—	36,381	—	—	—	36,381
Shares issued for services	—	—	459,300	46	3,513,598	—	—	—	3,513,644
Shares awards issued for services	—	—	814,950	81	2,804,945	—	—	—	2,805,026
Shares issued for accrued salaries	—	—	1,157,630	116	960,718	—	—	—	960,834
Loss on fair value of shares issued for accrued salaries	—	—	—	—	2,894,075	—	—	—	2,894,075
Share cancellation			(150,000)	(15)	15	—	—	—	—
Sale of units in initial public offering (net of expense)	—	—	3,125,000	312	25,446,842	—	—	—	25,447,154
Conversion of preferred stock to common stock upon IPO closing	—	—	6,362,089	636	25,768,792	—	—	—	25,769,428
Fair value of stock option granted for director’s bonus	—	—	—	—	12,159,652	—	—	—	12,159,652
Shares issued to acquire non-controlling interest	—	—	277,409	28	(28)	—	—	—	—
Share issued upon the exercise of warrant	—	—	20,700	2	28,978	—	—	—	28,980
Share issued for consultancy fee and salaries	—	—	251,728	25	2,489,786	—	—	—	2,489,811
Share issued for director	3,500	—	—	—	—	—	—	—	—
Forgiveness of related party debt	—	—	—	—	1,444,140	—	—	—	1,444,140
Preferred stock C1 warrant modification related expense	—	—	—	—	58,363	—	—	—	58,363
Foreign currency translation adjustment	—	—	—	—	—	896	—	(3,189)	(2,293)
Net loss for the period	—	—	—	—	—	—	(34,765,145)	(99,595)	(34,864,740)
Balance as of December 31, 2021	3,500	$—	19,732,406	$1,973	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$32,325,683

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars ("$"))

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,015,022)	$(34,864,740)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,307,832	3,210,448
Gain from early lease termination	(2,166)	(2,454)
Impairment loss	3,499,881	200,000
Imputed interest	—	36,381
Financing charges – first insurance funding	7,770	5,023
Loss on settlement of litigation		550,000
Stock based compensation for services	8,299,566	25,889,909
Warrant modification expense (non-cash)	—	58,363
Change in operating assets and liabilities:
Accounts receivable	168,953	(50,691)
Inventories	(85,516)	(221,068)
Deposits, prepayments and other receivables	6,374,684	(6,149,889)
Contract assets	(20,310)	—
Contract liabilities	929,861	6,583
Accounts payables	(862,215)	207,651
Accrued liabilities and other payables	(511,730)	(413,974)
Advances to related parties	(1,352,513)	725,000
Right of use assets	387,163	73,798
Operating lease liabilities	(579,997)	(74,278)
Net cash used in operating activities	(14,453,759)	(10,813,938)

Cash flows from investing activities:
Purchase of investment assets	—	(200,000)
Purchase of property, plant, and equipment	(566,266)	(46,837)
Purchase of subsidiary	(820,000)	—
Purchase of assets in a business operation	(80,000)	—
Cash from purchase of subsidiary and business operation	1,643,659	—
Net cash provided by (used in) investing activities	177,393	(246,837)

Cash flows from financing activities:
Proceed from the issuance of preferred stock and exercise of warrants into preferred stock	412,890	8,528,079
Proceeds from initial public offering, net of offering expenses	10,402,891	25,447,154
Repayment of loan	(632,876)	(151,476)
Net cash provided by financing activities	10,182,905	33,823,757
Effect on exchange rate change on cash and cash equivalents	(167,980)	(4,871)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,261,441)	22,758,111
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	23,264,777	506,666

CASH AND CASH EQUIVALENT AT END OF YEAR	$19,003,336	$23,264,777

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$110

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to acquire subsidiary	$2,059,242	$—
Shares issued to acquire business operation	$134,000	$—
Shares issued for accrued services	$119,457	$—
Impact of adoption of ASC 842 - lease obligation and ROU asset	$1,762,350	$653,457
Waiver of related party debt accounted as capital transaction	$—	$1,444,140
Fair value of preferred stock issued for services	$—	$2,469,342
Fair value of preferred stock accounted and included for issuance cost	$—	$441,842
Common stock issued for accrued salaries	$—	$960,834
Shares cancellation	$—	$15
Prepaid insurance financed by first insurance funding	$—	$742,500
Common stock issued for the conversion of preferred stock	$—	$25,769,428
Derecognized lease ROU assets and lease liability on early termination	$—	$30,800

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars ("$"))

NOTE－ 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the “Company”) was incorporated in the State of Nevada on June 22, 2018, under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company, through its subsidiaries, mainly sells and distributes the hardware and software for a Point of Sales (POS) application in Vietnam. The Company also has online lifestyle platform to enable consumers to purchase high-end brands of all categories under its own brand name of “Leflair.” The Company has made a number of acquisitions in calendar year 2022, as follows:

•	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.
•	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd (collectively, “Gorilla Networks”), a food delivery service.
•	On July 7, 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively “Thoughtful Media”), whose business provides services to advertisers that helps to make internet advertising more effective.
•	On July 21, 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. (“Mangan), a Philippines restaurant and grocery delivery business.
•	On August 15, 2022, the Company and its 95%-owned subsidiary SOPA Technology, Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. (“Nusatrip”) and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri (“Tunas”), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

On February 10, 2021, the Company effected a 750 for 1 forward stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares and par value remain unchanged. All share and per share information in these financial statements and its footnotes have been retroactively adjusted for the years presented, unless otherwise indicated, to give effect to the forward stock split.

On September 21, 2021, the Company effected a 1 for 2.5 reverse stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares and par value remain unchanged. All share and per share information in these financial statements and its footnotes have been retroactively adjusted for the years presented, unless otherwise indicated, to give effect to the reverse stock split.

The forward stock split and reverse stock split transactions described above had no effect on the stated value of the preferred stock and the number of designated shares and outstanding shares of each series of preferred stock was unchanged in accordance with the respective certificate of designations. The number of authorized shares of preferred stock also remained unchanged.

The registration statement for the Company’s Initial Public Offering became effective on November 8, 2021. On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC (the “Underwriter”) related to the offering of 2,888,889 shares of the Company’s common stock (the “Firm Shares”), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the “Option Shares”) to cover over-allotments. The Company raised gross proceeds of $26,000,001 and $2,124,999 from its initial public offering and from the sale of the Option Shares, respectively.

On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the “Underwriter, related to the offering of 3,030,300 shares (the “Shares”) of the Company’s common stock and warrants to purchase up to 3,030,300 shares of common stock of the Company (the “Warrants”). Each Share was sold together with one Warrant to purchase one Share at a combined offering price of $3.30. In addition, the Company granted the Underwriter a 45-day over-allotment option to purchase up to an additional 454,545 Shares and/or Warrants, at the public offering price, less discounts and commissions. On February 10, 2022, the Underwriter gave notice to the Company of the full exercise of their over-allotment option and that delivery of the overallotment securities was made on February 11, 2022.

Description of subsidiaries incorporated by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	United States, January 24, 2019	IP Licensing	$1	100%
SOPA Cognitive Analytics Private Limited	India February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Hottab Pte. Ltd. (HPL)	Singapore January 17, 2015	Software development and marketing for the F&B industry	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Thoughtful Media Group Co Ltd (FKA: Hottab Asset Company Limited)	Vietnam July 25, 2019	Sale of POS hardware and software	VND 5,000,000,000	100%
Leflair Incorporated	United States December 7, 2021	Investment holding	$1	100%
SOPA Capital Limited	United Kingdom December 07, 2021	Investment holding	GBP 1	100%
SOPA (Phil) Incorporated	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte. Ltd.	Singapore January 7, 2022	Investment holding	$2,000	100%
Gorilla Networks Pte. Ltd.	Singapore September 3, 2019	Investment holding	$2,620,000 and SGD 730,000	100%
Gorilla Connect Pte. Ltd.	Singapore May 18, 2022	Telecommunications resellers	SGD 100	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunications resellers	SGD 100	100%
Gorilla Networks (VN) LLC	Vietnam December 16, 2020	Telecommunications resellers	VND 233,000,000	100%
Thoughtful Media Group Incorporated	United States June 28,2022	Investment holding	$10	100%
Thoughtful (Thailand) Co. Ltd	Thailand September 2, 2014	Digital marketing	THB 2,000,000	99.75%
AdActive Media CA Inc.	United States April 12, 2010	Digital marketing	Preferred: $1,929.1938 Common: $4,032.7871	100%
PT Tunas Sukses Mandiri	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	100%
Nusatrip Malaysia Sdn Bhd	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	75%
Nusatrip Singapore Pte. Ltd.	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	75%
Nusatrip International Pte. Ltd.	Singapore January 9, 2015	Online ticketing and reservation	SGD 100,000	75%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－ 2 LIQUIDITY AND CAPITAL RESOURCES

The accompanying audited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2022, the Company had cash balances of $19,003,336, a working capital surplus of $11,382,646 and accumulated deficit $81,138,563. For the year ended December 31, 2022, the Company had a net loss of $34,015,022 and net cash used in operating activities of $14,453,759. Net cash provided by investing activities was $177,393. Net cash provided by financing activities was $10,182,905, resulting principally from $10,402,891 net proceeds from IPO public offering and $412,890 net proceeds from the C1 warrants exercised. The Company also repaid $632,876 of First Insurance Funding loan during 2022.

While the Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance that it will be able to achieve these goals. As a result, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed to finance the Company’s business development activities, general and administrative expenses and growth strategy. The consolidated financial statements for the years ended December 31, 2022 and 2021 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern

COVID-19 (Delta and Omicron variants) and other Global Events

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

•	Some of our restaurant clients ceased operations permanently and many were closed since June 2020 without any notice of reopening their business to date.
•	Our largest POS client, a hotel chain for which we provide POS services to their F&B business in their hotels, ceased operations in two out of nine hotels since April 2020.

With the ongoing pandemic, Company faces challenges in our operation as follows:

•	Disruption of operation in Vietnam, Philippines, India, Singapore and US where staffs have to work from home.
•	The coordination of rebooting of company’s recent asset acquisition of NREI and Dream Space, which are the F&B Delivery platforms in operate in Philippines and Vietnam respectively.
•	Application of licenses are delayed as government agencies take longer time to review and process time.
•	HR process to hire personnel are generally slow due to people not willing to leave their current job, company have to spend more time and resource.

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

NOTE－ 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, the incremental borrowing rate used to calculate right of use assets and lease liabilities, useful lives of intangible assets, impairment of long-lived assets and goodwill, valuation of common stock and stock warrants, stock option valuations, inventory valuation, revenue recognition, the allocation of purchase consideration in business combinations, and deferred tax assets and liabilities and the related valuation allowance.

•	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

•	Business combination

The Company follows Accounting Standards Codification (“ASC”) ASC Topic 805, Business Combinations (“ASC 805") and ASC Topic 810, Consolidation (“ASC 810"). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for the resulting goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

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

ASC Topic 280, Segment Reporting (“Topic 280") establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in four reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale (“merchant POS”).

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2022 and 2021, the cash and cash equivalents amounted to $19,003,336 and $23,264,777, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there was uninsured balance of $9,256,175 and $13,699,082 as of December 31, 2022 and 2021, respectively. In addition, the Company has uninsured bank deposits of $9,047,911 and $9,315,695 with a financial institution outside the U.S as of December 31, 2022 and 2021, respectively. All uninsured bank deposits are held at high quality credit institutions.

•	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of December 31, 2022 and 2021, the restricted cash amounted to $72,350 and $0, respectively.

•	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both December 31, 2022 and 2021, there was no need for allowance for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the years ended December 31, 2022 and 2021, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $310,932 and $221,068 as at December 31, 2022 and 2021, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets", all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

•	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09"). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

• Identify the contract with a customer;

•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to performance obligations in the contract; and
•	Recognize revenue as the performance obligation is satisfied.

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our four business segments (business to consumer or “B2C”), grocery and food delivery (B2C), telecommunication reseller (B2C) and the services providing to merchants for their business growth (business to business or “B2B”).

The Company’s performance obligations include providing connectivity between merchants and consumers, generally through an online ordering platform. The platform allows merchants to create an account, display a menu and track their sale reports on the merchant facing application. The platform also allows the consumers to create an account and order from merchants on the consumer facing application. The platform allows a delivery company to accept an online delivery request and deliver or ship an order from a merchant to customer.

Lifestyle

The Company has developed an online lifestyle platform (the “Lifestyle Platform”) under its own brand name of “Leflair” to enable consumers to purchase high-end brands in many categories. Using the Company’s smart search engine, consumers search or review their favorite brands among hundreds of choices in various categories, including Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The Lifestyle Platform also allows customers to order from hundreds of vendor choices with personalized promotions based on their individual purchase history and location. The platform has also partnered with a Vietnam-based delivery company, Amilo, to offer seamless delivery of product from merchant to consumer’s home or office at the touch of a button. Consumers can place orders for delivery or can collect their purchases at the Company’s logistics center.

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information.

Digital Media

The acquisition of a digital media platform, TMG, amplifies the reach and engagement of the Company’s e-commerce ecosystem and retail partners. Originally founded in 2010, TMG today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage TMG’s wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

As a result, Thoughtful Media’s content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media’s data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 263 YouTube channels has onboarded over 85 million subscribers with an average monthly viewership of over 600 million views.

Travel

The Company purchased the Nusatrip Group, a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The Nusatrip acquisition extended SoPa’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, Nusatrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, Nusatrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors.

The Company’s e-Commerce business is primarily conducted using Leflair’s Lifestyle Platform, as follows:

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

During the years ended December 31, 2022 and 2021, the Company generated revenue of $2,118,191 and $482,002 respectively, in the Lifestyle sector.

The Company’s Merchant POS offers both software and hardware products and services to vendors, as follows: -

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

During the years ended December 31, 2022 and 2021, the Company generated revenue of $23,801 and $37,481, respectively, from software fees.

Hardware sales — the Company generally is involved with the sale of on-premises appliances and end-point devices. The single performance obligation is to transfer the hardware product (which is to be installed with its licensed software integral to the functionality of the hardware product). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. It is concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. Payments for hardware contracts are generally due 30 to 90 days after shipment of the hardware product.

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC Topic 606 when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC Topic 606 are present in the arrangement, revenue is recognized net of related direct costs since in these instances we act as an agent.

Software subscription fee — The Company’s performance obligation includes providing customer access to our software, generally through a monthly subscription, where the Company typically satisfies its performance obligations prior to the submission of invoices to the customer for such services. The Company’s software sale arrangements grant customers the right to access and use the software products which are to be installed with the relevant hardware for connectivity at the outset of an arrangement, and the customer is entitled to both technical support and software upgrades and enhancements during the term of the agreement. The term of the subscription period is generally 12 months, with automatic one-year renewal. The subscription license service is billed monthly, quarterly or annually. Sales are generally recorded in the month the service is provided. For clients who are billed on an annual basis, deferred revenue is recorded and amortized over the life of the contract. Payments are generally due 30 to 90 days after delivery of the software licenses.

The Company records its revenues, net of value added taxes (“VAT”), which is levied at the rate of 10% on the invoiced value of sales.

Grocery and food delivery consists of online grocery under brand name “Pushkart” and food delivery service under brand name “Handycart” as follows:

Customers place order for groceries and take-out food through our online platforms of “Pushkart” and “Handcart” respectively. When the grocery or food merchant receives and order, our platform will assign a third-party delivery service to pick up and deliver the grocery and/or food order to the customer. Revenue is recognized when the grocery and/or food is delivered, at which time the customer pays for the grocery and /or food order with cash, at Net of merchant cost.

During the years ended December 31, 2022 and 2021, the Company generated revenue of $150,999 and $0, respectively, from this stream.

As a telecommunication reseller we provide local mobile data and overseas internet data plans under the brand name of “Gorilla,” which company we acquired in May 2022. Our telecommunication revenues are recorded for ASC Topic 606 purposes as follows:

Local mobile plan - customers choose and subscribe to a monthly local mobile plan through our “Gorilla” online platform. The Company will proceed to register the sim card (effectively, the mobile telephone number activation card) and arrange delivery of that Sim card to the customer. Following Sim card activation, the system will capture the monthly data usage of each customer, calculated in accordance with the package data capacity and monthly subscription rate, which amounts are aggregated and recorded as revenue. Unused data will be converted to Rewards Points and carried forward to next month for potential subsequent data usage. As a result of the rewards points, the company also recognize revenue from Rewards Point redemption for subscription fees offset, voucher redemption, extra data purchases, that the customer chooses to use via our online platform.

Overseas internet data plan – a customer will place order for their desired overseas internet data plan through either the “Gorilla” online platform or third-party partner platforms. Subscription revenue is recognized when the Sim card is delivered and activated.

During the years ended December 31, 2022 and 2021, the Company generated revenue of $23,747 and $0, respectively, from telecommunications.

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

During the years ended December 31, 2022 and 2021, the Company generated revenue of $2,593,674 and $0, respectively, from this stream.

Online ticketing and reservation provide information, prices, availability, booking services for domestic and international air travel and hotels as follows:

The Company’s revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied.

During the years ended December 31, 2022 and 2021, the Company generated revenue of $724,991 and $0, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company’s right to receive consideration becomes unconditional.

There were contract assets balance was $20,310 and $0 on December 31, 2022 and 2021, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $1,405,090 and $25,229 on December 31, 2022 and 2021, respectively.

•	Software development costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC Topic 985, Software, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. These capitalized software costs are ratably amortized over the period of the software’s estimated useful life. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company also expenses website costs as incurred.

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the years ended December 31, 2022, and 2021, software development costs were $72,999 and $95,809, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company’s suppliers or distributors for our merchant POS business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of sales.

•	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $997,784 and $327,195 for the years ended December 31, 2022 and 2021, respectively.

•	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of December 31, 2022 and 2021. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

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

The reporting currency of the Company is the United States Dollar ("$") and the accompanying consolidated financial statements have been expressed in $s. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Malaysian Ringgit (“MYR), Thailand Baht (“THB”) and Indonesian Rupiah (“IDR”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not $ are translated into $s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830") using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes in shareholder’s equity.

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end SGD$:$ exchange rate	$0.7450	$0.7409
Period average SGD$:$ exchange rate	$0.7254	$0.7404

Translation of amounts from VND into $ has been made at the following exchange rates for the years December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end VND$:$ exchange rate	$0.000042	$0.000044
Period average VND$:$ exchange rate	$0.000043	$0.000043

Translation of amounts from INR into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end INR$:$ exchange rate	$0.0121	$0.0134
Period average INR$:$ exchange rate	$0.0127	$0.0135

Translation of amounts from PHP into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end PHP:$ exchange rate	$0.0179	$	N/A
Period average PHP:$ exchange rate	$0.0184	$	N/A

Translation of amounts from THB into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end THB:$ exchange rate	$0.0288	$	N/A
Period average THB:$ exchange rate	$0.0286	$	N/A
68

Translation of amounts from MYR into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end MYR:$ exchange rate	$0.2265	$	N/A
Period average MYR:$ exchange rate	$0.2275	$	N/A

Translation of amounts from IDR into $ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Period-end IDR:$ exchange rate	$0.000064	$	N/A
Period average IDR:$ exchange rate	$0.000067	$	N/A

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the years ended December 31, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Years ended December 31,
	2022	2021
Net loss attributable to Society Pass Incorporated	$(33,786,107)	$(34,765,145)
Weighted average common shares outstanding – Basic and diluted	24,429,526	9,443,741
Net loss per share – Basic and diluted	$(1.38)	$(3.68)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Year ended December 31,
	2022	2021
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,793,929	144,445
Warrants granted with Series C-1 Convertible Preferred Stock (b)	—	1,158,000
Total of common stock equivalents	5,739,199	3,247,715
(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.
(b)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

•	Leases

The Company adopted Topic 842, Leases (“ASC 842") to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

As of December 31, 2022 and 2021, the Company recorded the right of use asset of $1,537,670 and $627,968 respectively.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

•	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718"), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2022, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the years ended December 31, 2022, and 2021. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

The Company follows ASC 850-10, Related Party Disclosures (“ASC 850") for the identification of related parties and the disclosure of related party transactions.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows if the current level of facts and circumstances changes in the future.

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03). This ASU was issued to resolve differences in practice regarding how to record the issuance of common stock with sale restrictions that pertain to the receiving party. The FASB concluded in ASU 2022-03 that these types of restrictions were not attributes of the stock issued but related to the parties to whom the stock was issued. As a result, the ASU 2022-03 requires companies to record the issuance of this type of restricted stock at its face value (i.e., not discount the stock because the receiving party can’t immediately sell the stock). From time-to-time, the Company may acquire another company in a transaction in which Company restricted stock is issued. The Company has reviewed ASU 2022-03 and does not expect that it will affect the Company.

All other recently issued, but not yet effective, 2022 Accounting Standards Updates are not expected to have an effect on the Company.

NOTE－ 4 REVENUE

Revenue was generated from the following activities:

	Years ended December 31,
	2022	2021
Sales – online ordering	$2,269,190	$482,002
Sales – digital marketing	2,593,674	—
Sales – online ticketing and reservation	724,991	—
Sales – data	23,747	—
Software subscription sales	23,801	37,481
Hardware sales	150	402
	$5,635,553	$519,885

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities:

	Year ended December 31,
	2022	2021
Contract liabilities, brought forward	$25,229	$18,646
Add: recognized as deferred revenue	1,405,090	44,064
Less: recognized as revenue	(25,229)	(37,481)
Contract liabilities, carried forward	$1,405,090	$25,229

NOTE－ 5 SEGMENT REPORTING

Currently, the Company has four reportable business segments:

(i)	e-Commerce – operates an online lifestyle platform under the brand name of “Leflair” covering a diversity of services and products, such as fashion and accessories, beauty and personal care, and home and lifestyle, all managed by SOPA Technology Company Ltd,
(ii)	Merchant point of sale (“POS”) – is involved in the sale of hardware and software to merchants and this segment is managed by Hottab group and SOPA entities except SOPA Technology Company Ltd,
(iii)	Online grocery and food deliveries – operate an online food delivery service under the “Handycart” brand name and an online grocery delivery under the “Pushkart” brand name, managed by Dream Space Trading Co Ltd and New Retail Experience Incorporated respectively, and
(iv)	Telecommunication reseller – provide sales of local mobile phone plans and global internet data provider plans, both services managed by the Gorilla Group.
(v)	Digital marketing operates the digital marketing business with creator and digital marketing platform.
(vi)	Online ticketing and reservation - operates the sale of domestic and overseas air ticket and global hotel reservations.

The Company’s Chief Finance Officer (CFO) evaluates operating segments using the information provided in the following tables that presents revenues and gross profits by reportable segment, together with information on the segment tangible and intangible assets.

Schedule of Segment Reporting

	Years ended December 31, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	150,999	—	—	2,118,191	—	—	2,269,190
Sales – digital marketing	—	2,593,674	—	—	—	—	2,593,674
Sales – online ticketing and reservation	—	—	724,991	—	—	—	724,991
Sales – data	—	—	—	—	23,747	—	23,747
Software sales	—	—	—	—	—	23,801	23,801
Hardware sales	—	—	—	—	—	150	150
Total revenue	150,999	2,593,674	724,991	2,118,191	23,747	23,951	5,635,553

Cost of sales:
Cost of online ordering	—	—	—	(1,961,203)	—	—	(1,961,203)
Cost of online platform	(146,612)	—	—	—	—	—	(146,612)
Sales – online ticketing and reservation	—	—	(94,048)	—	—	—	(94,048)
Cost of digital marketing	—	(2,227,413)	—	—	—	—	(2,227,413)
Cost of data	—	—	—	—	(10,134)	—	(10,134)
Software sales	—	—	—	(204,777)	—	(24,282)	(229,059)
Hardware sales	—	—	—	—	—	(111)	(111)
Total cost of revenue	(146,612)	(2,227,413)	(94,048)	(2,165,980)	(10,134)	(24,393)	(4,668,580)

Gross income (loss)	4,387	366,261	630,943	(47,789)	13,613	(442)	966,973

Operating Expenses
Sales and marketing expenses	(23,468)	(27,134)	(144,236)	(793,582)	(9,364)	—	(997,784)
Software development costs	—	—	—	—	—	(72,999)	(72,999)
Impairment loss	—	—	—	—	—	(3,499,881)	(3,499,881)
Depreciation	(6,603)	(1,288)	(39,965)	(3,625)	(8,803)	(47,548)	(107,832)
Amortization	—	—	—	—	—	(3,200,000)	(3,200,000)
General and administrative expenses	(262,359)	(483,395)	(624,090)	(1,345,954)	(236,424)	(24,292,311)	(27,244,533)
Total operating expenses	(292,430)	(511,817)	(808,291)	(2,143,161)	(254,591)	(31,112,739)	(35,123,029)

Loss from operations	(288,043)	(145,556)	(177,348)	(2,190,950)	(240,978)	(3,111,318)	(34,156,056)

Other income (expense)
Interest income	25	38	1,158	728	—	82,167	84,116
Dividend income	2,442	—	—	—	—	—	2,442
Interest expense	—	(4,647)	—	—	(12,688)	(7,770)	(25,105)
Gain from early lease termination	—	—	—	—	—	2,166	2,166
Loss on disposal of fixed assets	—				—	(19,964)	(19,964)
Other income	2,804				7,867	(463,288)	101,010
Total other income (expense)	5,271				(4,821)	(406,689)	144,665

Loss before income taxes	(282,772)				(245,799)	(31,519,870)	(34,011,391)

	Year ended December 31, 2021
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	482,002	—	—	482,002
Sales – digital marketing	—	—	—	—	—	—	—
Sales – online ticketing and reservation	—	—	—	—	—	—	—
Sales – data	—	—	—	—	—	—	—
Software sales	—	—	—	—	—	37,481	37,481
Hardware sales	—	—	—	—	—	402	402
Total revenue	—	—	—	482,002	—	37,883	519,885

Cost of sales:
Cost of online ordering	—	—	—	(407,662)	—	—	(407,662)
Cost of digital marketing	—	—	—	—	—	—	—
Cost of data	—	—	—	—	—	—	—
Software sales	—	—	—	(254,028)		(48,785)	(302,813)
Hardware sales	—	—	—	—	—	(208)	(208)
Total cost of revenue	—	—	—	(661,690)	—	(48,993)	(710,683)

Gross income (loss)	—	—	—	(179,688)	—	(11,110)	(190,798)

Operating Expenses
Sales and marketing expenses	—	—	—	(318,697)	—	(8,498)	(327,195)
Software development costs	—	—	—	—	—	(95,809)	(95,809)
Impairment loss	—	—	—	(200,000)	—	—	(200,000)
Depreciation	—	—	—	—	—	(10,448)	(10,448)
Amortization	—	—	—	—	—	(3,200,000)	(3,200,000)
General and administrative expenses	—	—	—	(203,203)	—	(29,984,750)	(30,187,953)
Total operating expenses	—	—	—	(721,900)	—	(33,299,505)	(34,021,405)

Loss from operations	—	—	—	(901,588)	—	(33,310,615)	(34,212,203)

Other income (expense)
Gain from early lease termination	—	—	—	—	—	2,454	2,454
Interest income	—	—	—	103	—	13	116
Interest expense	—	—	—	—	—	(41,514)	(41,514)
Loss on settlement of litigation	—	—	—	—	—	(550,000)	(550,000)
Warrant modification expense	—	—	—	—	—	(58,363)	(58,363)
Other income	—	—	—	2,135	—	3,771	5,906
Total other income (expense)	—	—	—	2,238	—	(643,639)	(641,401)
Loss before income taxes	—	—	—	(899,350)	—	(33,954,254)	(34,853,604)

	December 31, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	378,170	—	89,808	—	948,457	6,041,654	7,458,089
Identifiable assets	345,017	1,507,771	3,190,380	2,164,386	81,924	17,951,175	25,240,653

	December 31, 2021
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	—	—	—	—	—	4,000,000	4,000,000
Identifiable assets	—	—	—	9,638,035	—	21,538,322	31,176,357

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

	Year Ended December 31,
	2022	2021
Indonesia	$443,147	$34,830
Vietnam	2,186,007	485,055
Philippines	142,642	—
Singapore	321,701	—
United States	2,310,933	—
Thailand	225,172	—
Malaysia	4,242	—
Hong Kong	1,709	—
	$5,635,553	$519,885

NOTE－ 6 BUSINESS COMBINATION

The Company has accounted for all of its business acquisitions in accordance with the requirements of ASC 805, Business Combinations (“ASC 805"). Assets acquired and liabilities assumed in business combinations were recorded on the Condensed as of Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Operations and Other Comprehensive Loss since their respective dates of acquisition. The excess of the purchase price over the fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Any revision to the fair values during the measurement period (no longer than one-year after the acquisition date) will be recorded by the Company as further adjustments to the purchase price allocations.

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

Acquisition of New Retail Experience Incorporated

On February 14, 2022, the Company completed the acquisition of a 100% equity interest in New Retail Experience Incorporated (“New Retail”) for total consideration of $994,555, comprised of 226,629 shares of common stock, with a fair value of approximately $800,000 and cash consideration of $200,000 The Company accounted for the transaction as the acquisition of a business.

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

The Company worked with an independent valuation firm to finalize the fair value of these identifiable assets and net liabilities assumed and reallocated the purchase price of the acquisition based on the results of the independent evaluation since they are materially different from the allocations as recorded on February 14, 2022. The fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $779,000 of goodwill.

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

Goodwill is not expected to be deductible for tax purposes. The Company recognized a goodwill impairment of $779,000 during the year ended December 31, 2022, because there were continuous operating losses and negative cash flows incurred subsequent to the acquisition date. In accordance with ASC 350, Goodwill – Intangibles and Other, the Company recognized the goodwill impairment loss by comparing the fair value of the New Retail reporting unit to the carrying amount of the acquisition. The carrying value of the acquisition was greater than the fair value of the reporting unit which indicated that the goodwill was impaired. The impairment charge was determined as the difference between the carrying amount of the acquisition and the fair value of the reporting unit and was charged to impairment loss in the operating expense section of the Consolidated Statements of Operations and Other Comprehensive Loss. Goodwill impairments may not be subsequently reversed.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2022 and 2021.

	Years ended December 31,
	2022	2021
Revenue	$3,130,055	$172,753
Net loss	$(24,264,245)	$(15,550,759)
Net loss per share	$(0.93)	$(1.60)

(i) Acquisition of Dream Space:

The total consideration of the acquisition is cash consideration VND2,300,000, (approximately $104). The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805").

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

	Years ended December 31,
	2022	2021
Revenue	$2,907,816	$117,317
Net loss	$(24,263,564)	$(15,528,953)
Net loss per share	$(0.93)	$(1.60)

(ii) Acquisition of Gorilla:

On May 31, 2022, the Company (“Buyer”) entered into a Stock Purchase Agreement with Gorilla Networks Pte Ltd. (“Gorilla”) for the acquisition of 100% of the equity interests in Gorilla for an aggregate purchase price equal to (i) the number of the Buyer’s shares of restricted common stock equal to the quotient of $150,000 divided by the closing price of the Buyer’s common stock on the Nasdaq Capital Market on the day immediately before the Closing Date (“Closing Price”) issued on the Closing Date (“First Tranche”) and (ii) the number of the Buyer’s shares of restricted common stock equal to the quotient of $1,000,000 (less the amount of the First Tranche and the amount of the Assumed Liabilities) divided by the Closing Price issued on the six month anniversary of the Closing Date (“Second Tranche”). The purchase price totaled approximately $268,873 ($1,000,000 less assumed liabilities of $731,127). The Company accounted for the transaction as an acquisition of a business, on May 31, 2022, pursuant to ASC 805, “Business Combinations” (“ASC 805").

Purchase price consisted of the following:
Fair value of stock at closing	$268,873
Less: cash received	(25,583)
Purchase price	$243,290

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

The Company worked with an independent valuation firm to finalize the fair value of these identifiable assets and net liabilities assumed and reallocated the purchase price of the acquisition based on the results of the independent evaluation since they are materially different from the allocations as recorded on May 31, 2022. The fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $107,761 of goodwill, as below:

Acquired assets:
Inventories	$4,348
Trade receivables	3,273
Other receivables	58,029
Property and equipment	8,876
Intangible asset	792,130
Total acquired assets	866,656
Less: Assumed liabilities
Trade payables	534,907
Accrued liabilities and other payable	121,450
Amount due to related parties	73
Amount due to shareholder	74,697
Total acquired Liabilities	731,127
Fair value of net assets assumed	135,529
Goodwill recorded	107,761
Net consideration allocated, net	$243,290

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

Goodwill is not expected to be deductible for tax purposes. The Company recognized a goodwill impairment of $107,761 during the year ended December 31, 2022, because there were insufficient projected cash flows subsequent to the acquisition date. In accordance with ASC 350, Goodwill – Intangibles and Other, the Company recognized the goodwill impairment loss by comparing the fair value of the New Retail reporting unit to the carrying amount of the acquisition. The carrying value of the acquisition was greater than the fair value of the reporting unit which indicated that the goodwill was impaired. The impairment charge was determined as the difference between the carrying amount of the acquisition and the fair value of the reporting unit and was charged to impairment loss in the operating expense section of the Consolidated Statements of Operations and Other Comprehensive Loss. Goodwill impairments may not be subsequently reversed.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2022 and 2021.

	Years ended December 31,
	2022	2021
Revenue	$3,035,843	$100,823
Net loss	$(27,178,107)	$(15,551,764)
Net loss per share	$(1.04)	$(1.60)

(iii) Acquisition of TMG:

On July 7, 2022 (the “Closing Date”), Society Pass Incorporated (the “Company”), through its wholly-owned subsidiary, Thoughtful Media Group Incorporated, a Nevada corporation (the “Buyer”), acquired from AdActive Media Group, Inc., a Delaware corporation (the “Seller”), (i) all the outstanding capital stock of AdActive Media CA, Inc., a California corporation (the “CA Sub”), and (ii) 99.75% of all the outstanding capital stock of Thoughtful Thailand Limited, a Thailand corporation (the “Thai Sub”).

Pursuant to a certain Stock Purchase Agreement, among the Company, Buyer and Seller (the “Stock Purchase Agreement”), the consideration paid to the Seller by the Company and the Buyer included:

1.	609,327 shares of the Company’s common stock valued at $1.3 million:
2.	a warrant, expiring one year after the Closing Date on July 7, 2023, to purchase 203,109 shares of the Company’s common stock at an exercise price of $2.1335; and
3.	assumption of liabilities up to $700,000 of the CA Sub and the Thai Sub, including two assumed loans, with an aggregate principal balance of $300,000 not including interest, payable by the Seller and the CA Sub (“Assumed Liabilities”).

Separately, and not part of the consideration paid to the Seller, the Company entered into Consulting Agreements with corporations controlled by two of the Seller’s officers pursuant to which the two officers will continue as the Buyer’s executive officers through December 31, 2022.

The Company accounted for the transaction as an acquisition of a business, on July 7, 2022, pursuant to ASC 805, “Business Combinations” (“ASC 805").

Purchase price consisted of the following:
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

The Company worked with an independent valuation firm to finalize the fair value of these identifiable assets and net liabilities assumed and reallocated the purchase price of the acquisition based on the results of the independent evaluation since they are materially different from the allocations as recorded on July 7, 2022. The fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $118,631 of goodwill, as below:

Acquired assets:
Trade receivables	$416,061
Deposit and prepayment	92,556
Property and equipment	2,697
Identifiable intangible assets	1,659,000
Other receivable	700,000
Right of use assets	30,370
Cash	29,877
Total acquired assets	2,930,561
Less: Assumed liabilities
Trade payables	483,424
Accrued liabilities and other payable	141,540
Amount due to related parties	160,050
Loan	160,941
Lease liabilities	30,725
Total acquired Liabilities	976,680
Fair value of net assets assumed	1,953,881
Goodwill recorded	118,631
Cash consideration allocated, net	$2,072,512

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

Goodwill is not expected to be deductible for tax purposes. The Company recognized a goodwill impairment of $118,631 during the year ended December 31, 2022, because there were insufficient projected cash flows subsequent to the acquisition date. In accordance with ASC 350, Goodwill – Intangibles and Other, the Company recognized the goodwill impairment loss by comparing the fair value of the New Retail reporting unit to the carrying amount of the acquisition. The carrying value of the acquisition was greater than the fair value of the reporting unit which indicated that the goodwill was impaired. The impairment charge was determined as the difference between the carrying amount of the acquisition and the fair value of the reporting unit and was charged to impairment loss in the operating expense section of the Consolidated Statements of Operations and Other Comprehensive Loss. Goodwill impairments may not be subsequently reversed.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2022 and 2021.

	Years ended December 31,
	2022	2021
Revenue	$5,933,816	$862,191
Net loss	$(24,317,563)	$(15,787,338)
Net loss per share	$(0.93)	$(1.62)

(iv) Acquisition of Nusatrip:

On August 15, 2022, the Company (“Buyer”) entered into Stock Purchase Agreement with Nusatrip International Pte Ltd. (“NINT”) for the acquisition of 75% of the equity interests in NINT with two business operations units/ subsidiaries: i) Nusatrip Singapore Pte. Ltd (“NSPL”) and ii) Nusatrip Malaysia Sdn Bhd (“NMSB”). (NINT, NSPL and NMSB are collectively referred to as the “NINT Group”)

On the same day, the Company and SOPA Technology Pte Ltd (SOPA SG) acquired 99.96% and 0.04% of the equity interests of PT Tunas Sues Mandiri (“PTTSM”), respectively.

Pursuant to the Stock Purchase Agreement (the “SPA”), the Company and SOPA SG agreed to purchase the shares, business and assets of PTTSM for an aggregate purchase price equal to $620,000. The Company accounted for the transaction as an acquisition of a business, on August 15, 2022, pursuant to ASC 805, “Business Combinations” (“ASC 805").

Purchase price consisted of the following:
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

The Company worked with an independent valuation firm to finalize the fair value of these identifiable assets and net liabilities assumed and reallocated the purchase price of the acquisition based on the results of the independent evaluation since they are materially different from the allocations as recorded on August 15, 2022. The fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $2,494,489 of goodwill, as below:

Acquired assets:
Trade receivables	$643,627
Other receivables	1,272,617
Property and equipment	172,024
Identifiable intangible assets	3,306,654
Amount due from related parties	941,915
Amount due from shareholder	17,742
Cash	1,574,456
Total acquired assets	7,929,035
Less: Assumed liabilities
Trade payables	875,744
Accrued liabilities and other payable	6,828,185
Contract liabilities	450,000
Amount due to related parties	1,649,514
Amount due to shareholder	81
Total acquired Liabilities	9,803,524
Fair value of net assets assumed	(1,874,489)
Goodwill recorded	2,494,489
Cash consideration allocated, net	$620,000

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

Goodwill is not expected to be deductible for tax purposes. The Company recognized a goodwill impairment of $2,494,489 during the year ended December 31, 2022, because there were insufficient projected cash flows subsequent to the acquisition date. In accordance with ASC 350, Goodwill – Intangibles and Other, the Company recognized the goodwill impairment loss by comparing the fair value of the New Retail reporting unit to the carrying amount of the acquisition. The carrying value of the acquisition was greater than the fair value of the reporting unit which indicated that the goodwill was impaired. The impairment charge was determined as the difference between the carrying amount of the acquisition and the fair value of the reporting unit and was charged to impairment loss in the operating expense section of the Consolidated Statements of Operations and Other Comprehensive Loss. Goodwill impairments may not be subsequently reversed.

	Years ended December 31,
	2022	2021
Revenue	$3,141,713	$781,999
Net loss	$(24,732,797)	$(17,556,074)
Net loss per share	$(0.95)	$(1.81)

NOTE－ 7 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	December 31,
	2022	2021
Deposits	$921,429	$68,991
Prepayments	573,513	32,279
Prepayments for consultancy fee (a)	858,665	6,010,667
Prepayments for first insurance funding (b)	—	742,500
Value added tax	140,053	96,818
Interest receivable	12,763	—
Other receivables	204,619	1,666
Total	$2,711,042	$6,952,921
Less: non-current portion
Prepayments for consultancy fee	—	(858,667)
Current portion	$2,711,042	$6,094,254

(a)	On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as consultant to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The considerations of the services are $3,250,000 and $3,190,000. The Company's due to China-America Culture Media Inc. balance was $433,332 and $3,033,334 as of December 31, 2022 and 2021, respectively. The Company's due to New Continental Technology Inc., balance was $425,333 and $2,977,333 as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company recognized the amortization of prepaid consulting expense of $5,152,002 and $429,333, respectively, using the straight-line method, over a term of 15 months.
(b)	On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down payment of $247,500 (25%) and the remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022. The Company’s D&O insurance prepayment balance was $0 and $742,500 as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021 the Company recognized the amortization of prepaid insurance expense of $742,500 and $146,453, respectively.

NOTE－ 8 INVENTORIES

	December 31,
	2022	2021
Finished goods	$310,932	$221,068
Less:
Reserve for excess and obsolete inventory	—	—
Total Inventories	$310,932	$221,068

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $2,107,815 and $407,662 incurred during the years ended December 31, 2022 and 2021, respectively. The inventories were amounted to $310,932 and $221,068 as at December 31, 2022 and 2021, respectively.

NOTE－ 9 INTANGIBLE ASSETS

As of December 31, 2022 and 2021, intangible assets consisted of the following:

	Useful life	December 31, 2022	December 31, 2021
At cost:

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development		948,457	—
Computer software		586,888	—
Software system		378,170	—
Intellectual technology		276,000	—
Customers and Business Partner relationship		4,965,654	—
Other intangible assets	3 – 5 years	1,725	1,725
		15,156,894	8,001,725
Less: accumulated depreciation		(7,698,805)	(4,001,725)
		$7,458,089	$4,000,000

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

The delivered platform was further developed by the Company’s in-house technology team (based in Noida that Sopa is currently using for the loyalty platform. The platform can be downloaded from Apple store or Google play store (i.e., SoPa App) and the Company’s web version is on www.sopa.asia. The platform was completed developed on September 30, 2020 and has estimated life of 2.5 years. The platform started to be amortized from October 1, 2020.

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

Also, the owner of CVO entered into a call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 23). As a result of this option exercise, there were no accounting effect on the Company’s financial statement during the year ended December 31, 2022.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31, 2022:	Amount
2023	800,000

Amortization of intangible assets was $3,200,000 and $3,200,000 for the years ended December 31, 2022 and 2021, respectively.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $948,457 (2021: $0) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process. No amortization was recognized as the project is still ongoing as of December 31, 2022.

Software system is the existing apps development cost and potential software value estimated base on acquisition exercise of Mangan business unit under New Retail Experience Incorporated.

Intellectual technology is the identified technology value concluded from acquisition of Pushkart business unit under New Retail Experience Incorporated.

Customers and business partner relationship is the identified intangible assets as stakeholder values estimated based on acquisition exercise of TMG Group and Nusatrip Group from July and August 2022.

NOTE－ 10 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2022	December 31, 2021
At cost:
Computer	$600,629	$33,207
Office equipment	54,683	16,826
Furniture and fixtures	10,702	—
Renovation	322,399	27,731
	988,413	77,764
Less: accumulated depreciation	(282,015)	(21,743)
Less: exchange difference	—	1,014
	706,398	57,035

Depreciation expense for the years ended December 31, 2022 and 2021 were $107,832 and $10,448, respectively.

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

SOPA Technology Pte. Ltd. is a private company that was incorporated under the laws of Singapore on June 6, 2019. SOPA Technology Pte. Ltd. manages Society Pass Incorporated’s operating activities in SEA countries and South Asia. As a pass-through holding company, the value of the 15% interest in the SoPa Pte Ltd issued to Leflair owners has an indeterminate value and no real value on the date of acquisition of Leflair. Society Pass Incorporated recorded the issuance of the shares at the nominal par value of the shares issued to the holders. The value of the assets acquired shall be the value of the cash paid and to be paid to the sellers. On October 1, 2021, the Company, SOPA Technology Pte Ltd and stockholders of Goodventures has made a share exchange agreement in exchange the 15% of SOPA Technology Pte shares for shares of SoPa common stock at IPO price. As full consideration for the sale, assignment, transfer and delivery of the Shares by the stockholders to the Company, the Company shall issue to the stockholders at the closing a number of shares of SoPa common stock equal to the quotient obtained by dividing $3,750,000, approximately $9 per share by the offering price of the Company’s common stock in the Company’s initial public offering. Upon the written consent of certain stockholders of Goodventures, 10% of 15% shareholding in SoPa agreed to exchange their shares for 277,409 shares of the Company’s common stock, for accounting purpose the same was considered as capital transaction and recorded at par value. Accordingly, the noncontrolling interest was reduced to 5% shareholding of SOPA Technology Pte. Ltd. The corresponding losses in SOPA Technology Pte. Ltd. for the year ended December 31, 2021 were allocated to the remaining 5% noncontrolling interest and the noncontrolling interest balance was amounted to $102,784 as of December 31, 2021.

The following table summarizes the changes in non-controlling interest from December 31, 2021 to December 31, 2022:

Schedule of non-controlling interest

Balance, December 31, 2021	5%
Transfer (to) from the non-controlling interest as a result of Leflair Purchase Agreement	—%
Parent Co. acquired/exchanged the non-controlling interest holding with their shares	—%
Balance, December 31, 2022	5%

A reconciliation of the non-controlling loss attributable to the Company:

Schedule of reconciliation non-controlling loss attributable to the company

Non-Controlling Interest, December 31, 2021	$(102,784)
Acquisition cost	—
Net loss attributable to non-controlling interest	(228,915)
Foreign currency translation adjustment	(4,816)
Non-Controlling Interest, December 31, 2022	$(336,515)

Net loss attributable to non-controlling interest for the year ended December 31, 2022:

Schedule of Net loss attributable to non-controlling interest

Net loss generated by SOPA Technology Pte Ltd for the year ended December 31, 2022	$(5,730,073)
Non-controlling interest percentage	5%
Net loss attributable to non-controlling interest	$(281,920)
Foreign currency translation adjustment	(4,385)
Non-Controlling Interest	$(286,305)

For the years ended December 31 2022, 5% noncontrolling interest shareholder in SOPA Technology Pte Ltd shared the loss of $281,920.

NOTE－12 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	December 31, 2022	December 31, 2021
Amounts due to related parties (a)	$22,311	$24,763
Amount due to a director (b)	—	500,000
	$22,311	$524,763

(a)	The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company’s due to related parties balance was $22,311 and $24,763 as of December 31, 2022 and 2021, respectively.
(b)	The December 31, 2021, balance represented unpaid salaries and bonus to a director, which amount was unsecured, interest-free and had no fixed terms of repayments. As of September 30, 2021, the Director had $960,833 in accrued, but unpaid compensation which could be converted to shares by dividing that amount by the employment agreement conversion price of $0.83 to produce 1,157,630 shares. During the year ended December 31, 2021, the Company issued those shares at a fair value of $3,854,908, which resulted in the Company recording compensation expense in the amount of $2,894,075, which was accounted for as stock-based compensation. The Company’s due to a director balance was $0 and $500,000 as of December 31, 2022 and 2021, respectively.

NOTE－ 13 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of the following:

	December 31, 2022	December 31, 2021

Accounts payable	$1,296,571	$261,907
Accrued liabilities and other payables- Related Party (a)	43,360	60,253
Accrued liabilities and other payables (b)	8,281,865	753,345
Other Accounts payable	8,325,225	813,598
Total Accounts payable	$9,621,796	$1,075,505

Accounts payable includes significant third parties balance of $532,752 acquired from Gorilla business through business combination on May 31, 2022.

(a)	The amount represented due to one related party in respect to unpaid salaries and amounted to $3,360 and $6,818 as of December 31, 2022 and 2021, respectively.
(b)	Accrued liabilities and other payables consisted of the following:

	December 31, 2022	December 31, 2021
Accrued payroll	$1,023,549	$85,888
Accrued VAT expenses	6,801	62,044
Accrued taxes	1,653,284	62,272
Customer deposit	1,155,695	—
Customer refund	1,146,409	—
Other payables (c)	994,213	245,000
Other accrual (d)	2,301,914	298,141
Total Accrued liabilities	$8,281,865	$753,345

(c)	Included in these balances on both December 31, 2022 and 2021 is a $75,000 accrual related to an accrued contingency associated with a lawsuit filed against the Company. In 2023, the Company settled this lawsuit for $15,000.
(d)	The December 31, 2022, balance includes refund provision, income tax provision and other operation accruals.
89

NOTE－ 14 LEASES

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of December 31, 2022 and 2021.

The Company used a weighted average incremental borrowing rate of 5.44% to determine the present value of the lease payments. The weighted average remaining life of the lease was 3.83 years.

During the year ended December 31, 2022, the Company enter into new lease arrangements, and accounted as per ASC Topic 842, the ROU asset and lease obligation of $1,762,350.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Years ended December 31,
	2022	2021
Operating lease expense (per ASC 842)	$342,515	$40,172
Short-term lease expense (other than ASC 842)	10,714	—
Total lease expense	$353,230	$40,172

As of December 31, 2022, right-of-use assets were $1,537,670 and lease liabilities were $1,541,064.

As of December 31, 2021, right-of-use assets were $627,968 and lease liabilities were $629,130.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of December 31, 2022

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending December 31:

Years ended December 31,	Operating lease amount
2023	$534,702
2024	427,698
2025	286,651
2026	253,883
2027	200,519
Total	1,703,453
Less: interest	(162,389)
Present value of lease liabilities	$1,541,064
Less: non-current portion	(1,073,126)
Present value of lease liabilities – current liability	$467,938

NOTE－ 15 DUE TO FIRST INSURANCE FUNDING

On October 7, 2021, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $990,000 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 75% of the total premium, to repay the premium of $990,000. The Company paid the down-payment of $247,500 (25%) and remaining balance $742,500 (75%) to be repaid by 10 installments until August 7, 2022. There was no outstanding loan balance on this loan as of December 31, 2022, and the balance as of December 31, 2021 was $596,047.

For the years ended December 31, 2022 and 2021, the Company recognized the amortization of interest expense of $7,770 and $5,023, respectively.

During the years ended December 31, 2022 the Company has repaid the installments for $373,653 and the balance outstanding remained $0 as at December 31, 2022.

During the year ended December 31, 2021 the Company has repaid the installments for $151,476 and the balance outstanding remained $596,047 as at December 31, 2021.

NOTE－ 16 LOAN

	December 31, 2022	December 31, 2021
Loan – A (i)	$28,164	$—
	$28,164	$—

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the years ended December 31, 2022 and 2021, the Company recognized the interest expense of 4,042 and $0, respectively.

NOTE－ 17 SHAREHOLDERS’ EQUITY

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

Common stock outstanding

As of December 31, 2022 and 2021, the Company had a total of 27,082,849 and 19,732,406 shares of its common stock issued and outstanding, respectively.

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

On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC, related to the offering of 2,888,889 shares of the Company’s common stock (the “Firm Shares”), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the “Option Shares”) to cover over-allotments. The Company’s common stock was listed on the Nasdaq Capital Market on November 9, 2021 and began trading on such date. The closing (the IPO Closing.) of the offering and sale of the Firm Shares and the sale of 236,111 Option Shares occurred on November 12, 2021. Aggregate gross proceeds from the closing related to the Firm Shares and the Option Shares was $26,000,001 and $2,124,999, respectively. The Company incurred expenses of $2,677,846 in connection with the IPO.

Upon the closing of the IPO, all outstanding shares of preferred stock series A, B, B-1, C and C-1 were automatically converted into 888,889 shares, 764,400 shares, 48,000 shares, 465,600 shares and 4,195,200 shares of the Company’s common stock for the value of $8,000,000, $3,412,503, $466,720, $8,353,373 and $5,536,832, respectively.

During the years ended December 31, 2022 and 2021, the Company issued 2,497 and 0 shares of its common stock in exchange for SOPA Technology Pte. Ltd.’s 0.08% non-controlling interest at $22,470 and valued it at par as there was no change in the control over the subsidiary.

On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), related to the offering of 3,484,845 shares including over-allotment (the “Shares”) of the Company’s common stock. Each Share was sold together with one Warrant to purchase one Share at a combined offering price of $3.30.

During the year ended December 31, 2022, a total of 70,791 warrants were exercised in exchange for 187,300 shares of common stock for the value of $412,890. During the year ended December 31, 2021, no warrants were exercised.

During the years ended December 31, 2022 and 2021, the Company issued 1,420,025 and 208,369 shares of common stock to consultants in exchange for consulting services value at $5,973,074 and $2,032,345 respectively.

During the years ended December 31, 2022 and 2021, the Company issued 197,339 and 1,157,630 shares of common stock for director’s accrued salaries for the value of $355,219 and $960,834, respectively. The Company accounted $2,894,075 additional cost on this share issuance as loss on fair value of shares issued in 2021.

During the year ended December 31, 2021, the Company issued 450,000 shares of its common stock for director’s bonus for the value of $3,442,499.

During the year ended December 31, 2021, the Company issued 9.300 shares of its common stock for staff’s bonus for the value of $71,145.

During the years ended December 31, 2021, the Company issued 814,950 shares of common stock for employee services for the value of $2,805,026.

During the years ended December 31, 2022 and 2021, the Company issued 13,273 and 5,700 shares of common stock to Brugau Pte. Ltd. and Cory Bentley to make up for shortfalls in original issuances pursuant to the terms of the agreements with Brugau Pte Ltd and Cory Bentley, valued at $119,457 and 109,497 respectively.

During the years ended December 31, 2022 and 2021, the Company issued 316,092 and 34,222 shares to independent board directors as compensation, at $2.85 and $9 per share, total salaries amounting to $899,996 and $308,000 respectively.

During the years ended December 31, 2022 and 2021, we issued 197,339 and 3,437 of our shares of common stock to eighteen and six of our employees as compensation value of $355,219 and $39,969 respectively.

During the year ended December 31, 2021, the Company cancelled 150,000 shares of its common stock at par value.

During the year ended December 31, 2021, the Company issued 277,409 shares of its common stock for share exchange with the subsidiary’s 10% non-controlling interest at $28 and valued it at par as there was no change in the control over the subsidiary.

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

In May 2022, the Company issued a partial first tranche of 40,604 shares of common stock in exchange for 100% controlling interest of its subsidiary Gorilla Networks Pte. Ltd., at $2.05 per share, total amounting to $1,000,000 less assumed liabilities of $661,215 and valued it at par as there was no change in the control of the subsidiary. As of December 31, 2022 the accrued consideration liability outstanding was approximately $255,000.

In July 2022, the Company issued 609,327 shares of common stock in exchange for 99.75% controlling interest of its subsidiary Thoughtful Thailand Limited, at $2.13 per share, total amounting to $1,300,000 and valued it at par as there was no change in the control over the subsidiary.

In July 2022, the Company issued 69,072 shares of common stock in exchange for a list of Assets from Mangan PH Food Delivery Service Corp, at $1.94 per share, total amounting to $134,000.

In October 2022, the Company issued 783,440 shares of common stock for staff exercised options, at $1.58 per share, total amounting to $1,237,836.

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

In December 2020, the Company issued a certain number of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant allows the holder to purchase one C-1 preferred stock at a price of $420 per share. The warrants shall be exercisable on or before December 31, 2020, 2021 and 2022. During the year ended December 31, 2022, the Company issued 1,880 warrants.

In December 2020, a total of 838 warrants were exercised in exchange for 838 Series C-1 preferred stocks. (refer to note 17 for details).

Below is a summary of the Company’s issued and outstanding warrants as of December 31, 2022 and 2021:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020 (a)	2,047	$420	0.6
Issued (b)	2,120	$420	0.5
Issued (a)	144,445	$9.90	5.0
Exercised	(307)	$420	—
Expired	—	—	—
Outstanding as of December 31, 2021	148,305	$20.57	4.88
Issued (c)	3,728,784	$3.28	2.92
Exercised	(79,601)	$3.28	0.5
Expired	(3,560)	$420	—
Outstanding as of December 31, 2022	3,793,928	$3.565	3.05

There is no intrinsic value for the warrants as of December 31, 2022 and 2021.

(a)	Common stock will be issued upon exercise of the 144,445 warrants having intrinsic value of $0 and $73,667 as of December 31, 2022 and 2021, respectively.
(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 1,158,000 shares of common stock with the intrinsic value of $0 and $10,433,580 as of December 31, 2022 and 2021, respectively.
(c)	Common stock will be issued upon warrants exercise of the 3,728,784 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. The Company recorded additional warrants modification expense of $0 and $58,363 as of December 31, 2022 and 2021, respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions.

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

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020	—	—	—
Granted	1,945,270	6.49	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2021	1,945,270	$6.49	10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2022	1,945,270	$6.49	9.25

The total fair value of options vested during the years ended December 31, 2022 and 2021 was $0 and $12,159,652 respectively.

The aggregate intrinsic value of share options outstanding as of December 31, 2022   and 2021 was $0 and $7,624,458, respectively

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2022 and 2021:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2020	—	—	—
Issued	814,950	7.65	2 years
Vested	(162,990)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2021	651,960	$7.65	1.67 years
Issued	—	—	—
Vested	(325,980)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2022	325,980	$7.65	0.92 years
Shares Unvested at period-end	325,980	$7.65

Below are the unvested shares vesting schedule at future years:

Year ended December 31 2022	162,990
Year ended December 31 2023	162,990
Total	325,980

The Company issued 814,950 shares of its common stock on September 1, 2021 (“start date”) of which 651,960 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 162,990 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the years ended December 31, 2022 and 2021, the Company recognized the amortization of stock compensation expense of $2,437,092 and $2,805,025, respectively. The remaining unamortized vesting expenses in 0.92 years which estimated with a cost of $992,520.

NOTE－18 PREFERRED STOCKS AND WARRANTS

As of December 31, 2022 and 2021, the Company’s preferred stocks have been designated as follow:

	No. of shares	Stated Value
Series A Convertible Preferred Stock	10,000	$1,000
Series B Convertible Preferred Stock	10,000	$1,336
Series B-1 Convertible Preferred Stock	15,000	$2,917
Series C Convertible Preferred Stock	15,000	$5,763
Series C-1 Convertible Preferred Stock	30,000	$420
Series X Super Voting Preferred Stock	3,500	$0.0001

All of the Series A, B, B-1, C, and C-1 Preferred Shares were issued at a value of respective stated value per share. These all Series of Preferred Shares contain a conversion option, are convert into a fixed number of common shares or redeemable with the cash repayment at the liquidation, so as a result of this liquidation preference, under U.S GAAP, the Company has classified all these Series of Preferred Shares within mezzanine equity in the consolidated balance sheet.

Series X Super Voting Preferred Stock was issued a par value per share. This Series of Preferred Shares does not contain a conversion option, so as a result of this liquidation preference, under U.S GAAP, the Company has classified this Series of Preferred Shares within permanent equity in the consolidated balance sheet.

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

Liquidation Rights: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a “Liquidation Event”), the holders of each series of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Company’s common stock by reason of their ownership thereof, an amount per share in cash equal to the greater of (x) the aggregate Stated Value for all shares of such series of Preferred Stock then held by then or (y) the amount payable per share of the Company’s common stock which such holder of preferred stock would have received if such holder had converted to common stock immediately prior to the Liquidation Event all of such series of preferred stock then held by such holder (the “Series Stock Liquidation Preference”). If, upon the occurrence of a Liquidation Event, the funds thus distributed among the holders of the preferred stock shall be insufficient to permit the payment to the holders of the preferred stock the full Series Stock Liquidation Preference for all series, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the preferred stock in proportion to the aggregate Series Liquidation Preferences that would otherwise be payable to each of the holders of preferred stock. Such payment shall constitute payment in full to the holders of the preferred stock upon the Liquidation Event. After such payment shall have been made in full, or funds necessary for such payment shall have been set aside by the Company in trust for the account of the holders of preferred stock, so as to be immediately available for such payment, such holders of preferred stock shall be entitled to no further participation in the distribution of the assets of the Company. The sale of all or substantially all of the assets of the Company, or merger, tender offer or other business combination to which the Company is a party in which the voting stockholders of the Company prior to such transaction do not own a majority of the voting securities of the resulting entity or by which any person or group acquires beneficial ownership of 50% or more of the voting securities of the Company or resulting entity shall be deemed to be a Liquidation Event.

Other Matters: The holders of the Company’s preferred stock have no subscription or redemption privileges and are not subject to redemption. The Company’s Series Preferred Stock does not entitle its holders to preemptive rights. All of the outstanding shares of the Company’s preferred stock are fully paid and non-assessable.

Series A Preferred Shares

No Series A Preferred Stocks were issued during the years ended December 31, 2022 and 2021.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of December 31, 2022 and 2021, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued years ended December 31, 2022 and 2021.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of December 31, 2022 and 2021, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Stocks issued during the years ended December 31, 2022 and 2021.

During the year ended December 31, 2020, the Company issued 40 shares of its Series B-1 Preferred Stocks for the consulting services rendered valued at $116,680, equal to approximately $2,917 per share.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company’s common stock valued at $466,720, equal to approximately $9.72 per share.

As of December 31, 2022 and 2021, there were no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the years ended December 31, 2022 and 2021.

During the year ended December 31, 2021, the Company issued 1,116 and 74 shares of Series C Preferred Shares for cash in private placement and consulting services rendered at a value of$6,431,508 and $426,462, respectively.

During the year ended December 31, 2021, the Company incurred the issuance cost in connection with the private placement of Series C Preferred Shares amounting to $195,942 in shares and $460,361 in cash.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of December 31, 2022 and 2021, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Shares

The Company accounts for warrants issued in accordance with the guidance on “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in Topic 480. These warrants did not meet the criteria to be classified as a liability award and therefore were treated as an equity award and classified the Series C-1 Preferred Stocks within mezzanine equity in the consolidated balance sheet.

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

Upon the IPO Closing, all outstanding shares of Series C-1 Preferred Stocks were automatically converted into 4,195,200 shares of the Company’s common stock valued at $5,536,832, equal to approximately $1.21 per share.

As of December 31, 2022 and 2021, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

Series X Super Voting Preferred Shares

In August 2021, the Company created a new series of preferred stock titled “Series X Super Voting Preferred Stock”, at par value, consisting of 2,000 shares. The Series X Super Voting Preferred Stock carries certain rights and privileges including but not limited to the right to 4,000 votes per share) to vote on all matters that may come before the stockholders of the Corporation, voting together with the common stock as a single class on all matters to be voted or consented upon by the stockholders but is not entitled to any dividends, liquidation preference or conversion or redemption rights. The Series X Super Voting Preferred Stock is accounted for as an equity classification.

During the year ended December 31, 2021 the Company issued 3,500 shares of Series X Super Voting preferred stock at par value.

As of December 31, 2022 and 2021, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－ 19 INCOME TAXES

For the years ended December 31, 2022 and 2021, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2022	2021
Tax jurisdiction from:
- Local	$25,776,146	$32,901,996
- Foreign	8,235,245	1,951,608
Loss before income taxes	$34,011,391	$34,853,604

The provision for income taxes consisted of the following:

Years ended December 31,
	2022	2021
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	—	—
- India	3,631	11,136

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
Income tax expense	$3,631	$11,136

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	Years ended December 31,
Rate Reconciliation	2022		2021
Expected tax at statutory rates	(7,142,392)	21.00%	(6,090,419)	21.00%
Nondeductible expenses	733,498	(2.16)%	6,979	(0.02)%
State income tax, net of federal benefit	(10,506)	(0.12)%	—
Foreign taxes at rate different than US taxes	207,300	(0.61)%	—	—
Current year change in valuation allowance	6,030,898	(17.59)%	5,718,337	(17.00)%
Prior deferred true up	184,833	(0.54)%	1,184,103	(4.00)%
	3,631	(0.01)%	—	—

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

As of December 31, 2022, the operation in the U.S. incurred $22,633,994 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration.

There is also net operating losses from State of California in the amount of $556,383 that carries forward indefinitely. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2022 and 2021, due to the uncertainty of realizing the deferred income tax assets.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of December 31, 2022, the operation in the Singapore incurred $5,585,257 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $975,690 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of December 31, 2022, the operation in the Vietnam incurred $2,826,880 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $565,376 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of December 31, 2022, the operation in the India incurred $14,500 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $3,625.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of December 31, 2022, the Company’s subsidiary operations in Indonesia incurred $388,409 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $85,450 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company’s subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of December 31, 2022, the Company’s subsidiary operations in Philippines incurred $576,843 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $144,211 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company’s subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of December 31, 2022, the Company's subsidiary operations in Thailand incurred $699,701 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $139,940 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of December 31, 2022, the operation in the Malaysia incurred $7,034 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $1,688.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Software intangibles (U.S)	$261,555	$150,465
Deferred Stock Compensation (U.S.)	7,539,329	5,864,670
ROU net liability	248
Net operating loss carryforwards
- United States	4,791,994	1,875,143
- Singapore	975,690	272,937
- Vietnam	563,376	260,418
- India	—	—
- Philippines	144,211	—
- Indonesia	85,450	—
- Thailand	139,940	—
- Malaysia	—	—
	14,503,793	8,423,633
Less: valuation allowance	(14,503,793)	(8,423,633)
Deferred tax assets, net	$—	$—

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. California and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2018 remain open to examination. No income tax returns are currently under examination. As of December 31, 2022 and 2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2022 and 2021, there were no penalties or interest recorded in income tax expense.

NOTE－ 20 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2022 and 2021, $150,217 and $15,140 contributions were made accordingly.

NOTE－ 21 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid and accrued to the director and key management personnel, the total salaries of $1,761,471 and $0 and $571,011 and $0 during the years ended December 31, 2022 and 2021, respectively.

The Company issued 363,868 and 1,974,300 shares of Comm stock, at the price of $2,783,594 and $9,141,601 for the stock based compensation to director and employee during the years ended December 31, 2022 and 2021, respectively.

The Company accrued 1,192,817 shares to directors and key management personnel, the total share option of $1,560,351 and $0 during the years ended December 31, 2022 and 2021, respectively.

The Company subsidiary paid their sole officer, total professional fee of $14,804 and $0 and $14,785 and $1,256 during the years ended December 31, 2022 and 2021, respectively.

The Company paid and accrued to its shareholders, total professional fee of $2,808,065 and $0 and $41,000 and $0 during the years ended December 31, 2022 and 2021, respectively. Including in the above the Company issued 1,007,693 shares of $2,241,539 and $0 during the years ended December 31, 2022 and 2021, respectively.

On May 20, 2022, the Company’s has internal restructuring of SOPA Technology Company Limited portion, who was previously under 100% holding of SOPA Technology Pte. Ltd., effectively 95% under Society Pass Incorporated, now 100% holding of Leflair Incorporated, effectively 100% under Society Pass Incorporated.

As of December 31, 2022 and 2021, the Company paid its directors remuneration in lieu of 79,023 and 8,556 shares of its common stocks amounting to $224,999 and $77,000 each to Tan Bien Kiat, Jeremy Miller, Linda Cutler, and John Mackay.

During the year ended December 31, 2021, the Company rendered the consultancy service with related parties for the issuance of 4,314 shares of Series C-1 preferred stock, at the price of $1,811,880.

The Company paid and accrued to the directors, the total salaries of $755,914 and $6,818 during the years ended December 31, 2021.

The Company paid total professional fee and accrued of $919,391 and 53,435 to its shareholders, during the years ended December 31, 2021.

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

The Company issued 277,409 shares of its common stock to exchange for 10% shareholding of STPL, under Asset Purchase Agreement (see Note 10). Upon the completion of share exchange transaction, the Company effectively owned 95% shareholding in STPL as of December 31, 2021.

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

During the year ended December 31, 2021, in HOTTAB Asset Vietnam Co Ltd, a company limited by shares incorporated under the laws of Vietnam on April 17, 2015, was wholly-owned by Ngo Cham, an employee of HOTTAB Vietnam Co Ltd. HOTTAB Asset Vietnam Co Ltd manages the Group’s website and apps in Vietnam via a contractual relationship. All profits accrued by HOTTAB Asset Vietnam Co Ltd are paid as management fees to HOTTAB Vietnam Co Ltd. HOTTAB Vietnam Co Ltd has an irrevocable call option to acquire 100% of the equity of HOTTAB Asset Vietnam Co Ltd.

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

NOTE－22 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Year ended December 31, 2022		December 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer C	$2,310,933	41.01%	$385,183

	Year ended December 31, 2021		December 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A**	$387,213	74%	$54,160	*
Customer B***	94,698	18%	(9,298	)****

*	This included value added taxed ("VAT")
**	The Company engaged Tiki Smart Logistic for collection of cash on delivery arrangement from their end customer.
***	The Company engaged PayDollars for online payment gateway arrangement from their end customer.
****	Due to order cancelation the amount became credit balance.

(b) Major vendors

For the years ended December 31, 2022 and 2021, there is no vendor accounts for 10% or more of the Company’s cost of revenue as at year-end dates.

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

(d) Exchange rate risk

The reporting currency of the Company is $, to date the majority of the revenues and costs are denominated in VND, SGD, PHP, INR, IDR, MYR and THB and a significant portion of the assets and liabilities are denominated in VND, SGD, INR, IDR, MYR and THB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between $ and VND, SGD, PHP, INR, IDR, MYR and THB. If VND, SGD, PHP, INR, IDR, MYR and THB depreciate against $, the value of VND, SGD, PHP, INR IDR, MYR and THB revenues and assets as expressed in $ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

NOTE－ 23 COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, the Company had no material commitments or contingencies.

Acquisition

On December 27, 2022, the Company entered into stock purchase agreement with PT Wahana Cerita Indonesia to acquire 100% equity interest for an aggregate purchase price equal to $10,000 and the number of Company’s shares of restricted common stock equal to $25,000.

Right issues under Series C-1 preferred stock

The Company has issued warrants pursuant to the terms of its Series C-1 Subscription Agreement. Each redeemable warrant entitles the holder to purchase two (2) shares of common stock at a price of $168 per share. The warrants were exercisable on or before December 31, 2020 and June 30, 2021, respectively. On April 19, 2021, the Company extended the termination date of the Warrant issued to the Preferred Series C-1 holder by six months from the expiration date of June 30, 2021 to December 31, 2021. On November 16, 2021, the Company further extended the termination date until June 30, 2022. The Company considers this warrant as permanent equity per ASC Topic 815-40-35-2, since the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related to warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to accumulated paid-in capital. This lapsed on June 30, 2022.

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

The Company disclosed its litigation matters in its December 31, 2021, Form 10-K and there have been no changes or updates to those litigation matters to report in this Form 10-K except the following.

SOSV IV LLV v. Society Pass Inc., et al.
United States District Court for New Jersey, Index No. 21-cv-12386

The case was closed by paying a settlement sum of $15,000.

NOTE－24 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through March 22, 2023, the Company issued the consolidated financial statements.

On January 27, 2023, the company’s President and Chief Executive Officer was authorized to negotiate and enter a 10b-18 Plan with ThinkEquity LLC for a share repurchase program to repurchase up to $2,000,000 of the Company’s common stock in open market purchases. The share repurchase agreement was signed on January 30, 2023 and the repurchases program initiated since February 2023.

Society Pass’s subsidiary, Thoughtful Media Group Incorporated entered into a SPA on December 27, 2022 to acquire an Indonesia company under Digital Media business unit. However, this transaction is pending on legal transfer procedure.

On February 28, 2023, the Company acquired an additional 2,225,735 ordinary shares of Nusatrip International Pte. Ltd. At $0.27 per share, increasing its holdings of 100,000 shares to 2,325,735. As a result, the Company’s ownership of Nusatrip International Pte. Ltd. increased from 75% to 98.93%.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance.

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

Changes in Internal Control Over Financial Reporting

Other than the hiring of additional employees and controls to segregate the accounting functions, there were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 22, 2023.

Name	Age	Position
Dennis Nguyen	53	Founder, Chairman and Chief Executive Officer
Raynauld Liang	48	Group Chief Financial Officer and Singapore Country General Manager
Rokas Sidlauskas	37	Group Chief Marketing Officer
Pamela Aw-Young	57	Group Chief Operating Officer
Howie Ng Kar How	48	Group Chief Technology Officer
Tan Bien Kiat	66	Vice Chairman of the Board
Jeremy Miller	39	Director
Linda Cutler	75	Director
John Mackay	67	Director

Dennis Nguyen is our Founder, Chairman and Chief Executive Officer. Based in Singapore, Mr. Nguyen serves as the Chairman of the Board of Directors (the “Board”) of Society Pass Incorporated and chairs the Executive Committee. As our Founder and Chief Executive Officer of our Company since its founding in June 2018, he is responsible for the Company’s overall management and strategic vision as well as driving marketing, sales and investor relations activities. Mr. Nguyen worked at Nortel Networks from 1995 to 1997, rotating through marketing, treasury, legal, and management consultant groups. He then was a M&A banker from 1998 to 2002 at Citigroup, Credit Agricole Indosuez and Daiwa Securities SMBC, all of which were Hong Kong-based roles. Mr. Nguyen founded New Asia Partners (NAP) in 2002 as a Shanghai based-venture capital boutique focused on investing in small to medium size Asian companies. He led NAP until its closure in 2017. He previously served as Corporate Finance Director of VCTG Holdings Limited (2012-2013), Director of M Dream Holdings Limited (2004-06), Director of Sino Environment Technology Limited (2005-06), Vice Chairman of China Huiyin Pte Limited (2005-08), and Director of Wuyi Pharma Co Limited (2006-08). Since 2009, he has served on the University of California, Irvine Foundation Board of Trustees. From 2009 to 2012, Mr. Nguyen served as an adjunct professor at the University of Minnesota Law School, teaching Corporate Finance and Investment Banking. Mr. Nguyen earned an MBA from The University of Chicago Booth School of Business; a MA in International Studies from The Johns Hopkins University School of Advanced International Studies; a Juris Doctor from the University of Minnesota Law School; and a BA-Economics/BA-Chinese Literature from the University of California, Irvine.

We believe Mr. Nguyen’s perspective, experience and institutional knowledge as our founder and chief executive officer qualify him to serve as a member of our Board.

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

Rokas Sidlauskas in his role as Chief Marketing Officer, reports directly to the Group CEO and is responsible for overall marketing, business development, sales, social media and product development coordination across all business units. Day to day responsibilities include identifying new partnerships, growth initiatives, merchant and user acquisition as well as revenue generation within the Society Pass ecosystem. In 2018, Mr. Sidlauskas Co-Founded GO.CARE - a medical tourism company, part of Hello Health Group where he led corporate development, operations and marketing. Prior to that Mr. Sidlauskas was a VP of Sales at ENSOGO and a Co-Founder at Lion&Lion a digital Marketing agency in Kuala Lumpur, Malaysia. Mr. Sidlauskas started his career in London where he worked in various commercial roles after graduating with a BA in European Studies & Politics from University of West of England in Bristol, United Kingdom.

Pamela Aw-Young reports to CEO and is based in Singapore, since joining the Company in March 2021, Ms. Aw-Young is the Chief Operating Officer and is responsible for all issues relating to supply chain, network planning, operations planning, vendor contracts, and process improvement. In this capacity, she coordinates technology, marketing, sales and finance teams to define and implement operations strategy, structure, and processes. Monitor performance to ensure consistency with established policies, goals and objectives. She conducts due diligence on any new business integration. Previously as VP of Li & Fung Logistics Global Freight Management from 2011 to 2016, she managed $21 million business in SEA and synchronized physical, data and payment flows. In addition, she managed First Sales, improving gross margin through relentless focus on process improvement, optimization of logistics costs and reduced payment cycle time. Prior to Li & Fung, she was Supply Chain Development Director at Diageo in Singapore. Prior to that, she was the Product Delivery Director at Nike in Hong Kong from 2001 to 2007. Ms. Aw-Young earned a BS in Computer Science from the University of San Francisco.

Howie Ng Har How reports to CEO and is based in Singapore, since joining the Company in October 2022, Howie is the Chief Technology Officer and is responsible for design and implementation of architecture, including security, database, frontend, backend and middleware, API, microservices, loyalty and payment gateways.  In this capacity, he manages the technology team, develop technical aspects of company’s strategy for alignment to the business goals, ensure technological resources satisfy long and short term goals, identify and implement innovative technologies that yield competitive advantage, and makes executive decisions based on the company’s technological requirements. Previously, he has undertaken projects related to blockchain, mobile apps, decision support systems, B2B marketplaces and ERP implementations.  Howie earned a Bachelor of Science in Computer Science from the National University of Singapore.  He is also accredited with industry certifications in blockchain and data science.

Tan Bien Kiat is the Vice-Chairman of the Board of Directors of the Company since September 2019. Based in Singapore and in his capacity as Vice-Chairman, Mr. Tan assists the management team with constructing and executing the Company’s business plan. Leveraging his deep professional contacts, he introduces regional telecommunications operators and institutional investors to the Company. Mr. Tan founded Titan Capital Limited, a Singapore-based private equity investment firm, in 2003, where he acts as Executive Chairman. He was formerly Chairman of the Board of Pacific Internet, a NASDAQ-listed telco services company operating in 8 Asian countries. Mr. Tan was also the Managing Director of the Asian arm of TPG Capital, a leading global private equity firm with $80 billions of capital under management. He started and ran TPG’s operations in South Asia, South-East Asia and Australia. Prior to that, he was Chief Executive of Ometraco Corporation, a major Indonesian conglomerate which controlled 5 public-listed companies. Mr. Tan’s career also includes senior management positions with Booz Allen and AT Kearney, both of which are leading American strategy consulting firms, where he was instrumental in pioneering their Asian franchisees in both Hong Kong and Singapore. Mr. Tan is an international trustee of International House of New York and sits on the management committee of the Lien Centre for Social Innovation of the Singapore Management University. Mr. Tan holds an MBA and MS from Columbia University and B.Sc. with a First Class Honors in Mechanical Engineering from Birmingham University in the United Kingdom.

We believe Mr. Tan’s international business experience and prior management and board experience qualify him to serve as a member of our Board.

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

Linda Cutler is a Director of the Board of Directors of the Company and chairs the Remuneration Committee since May 2020. Ms. Cutler served on the board of directors, including the executive committee and the investment committee of Mental Health of Minnesota, a non-profit based in St. Paul, Minnesota through the end of 2019. Ms. Cutler served as Vice President, Deputy General Counsel and Assistant Secretary for Cargill, Inc. (one of the largest privately owned companies in the world) until she retired in 2013 after 39 years of service. At Cargill, Ms. Cutler supervised the European Regional General Counsel and also supervised the Asian Regional General Counsel at the time of her retirement. She previously had supervised the Latin American General Counsel and the Canadian legal team. Ms. Cutler was responsible for legal services to Cargill’s financial businesses for 25 years. She handled numerous domestic and international acquisitions and dispositions. She also was responsible for all aspects of Cargill’s 2011 tax free spin-off of its majority interest in The Mosaic Company (a publicly traded company) valued at over $24 billion. Mrs. Cutler served on the boards and Audit and Compliance committees of Black River Asset Management, LLC and CarVal Investors, LLC from their inception in 2004 and 2006 respectively, until her retirement from Cargill. Ms. Cutler was a Committee Chair of the American Bar Association Business Law Section Derivatives and Futures Committee and was a Member of the Executive Committee of the Futures Industry Association Law and Compliance Division. Mrs. Cutler was a member of the Board of Trustees of the University of Minnesota Landscape Arboretum Foundation since 2013 and resigned in 2022 for a maximum nine-years services. Mrs. Cutler is a member of Treasurer and chair of the Audit and Finance Committee and chair of the Nominating and Governance Committee. Ms. Cutler holds a BA from Augustana College, an MA in European History from the University of Chicago and a JD from the University of Texas School of Law where she was a member of the Law Review.

We believe Mrs. Cutler is qualified to serve as a member of our Board because of her extensive international legal and business experience.

John Mackay is a Director of the Board of Directors of the Company and chairs the Nominating and Corporate Governance Committee since November 2020. Mr. Mackay is also Founding Partner and Co-Chairman of the Board of SP Angel Corporate Finance LLP (2006-present). In 2006, Mr. Mackay gathered his core team from HSBC, and together they founded SP Angel. He has overseen the creation of a thriving, new, top 6 Midcap investment bank in the UK through strategic acquisition and organic growth, over a period which began with the global financial crisis in 2008 and continues through the Covid pandemic today. Mr. Mackay continues to maintain relationships with longstanding clients, develop new clients for, and support the strategic growth of the firm. Previously, in 1986 Mr. Mackay joined Merrill Lynch in NYC, moving to London to establish an equity-linked desk covering UK, Europe and Asia, leading the Int’l league tables for new issues. In 1995 he was recruited by HSBC to head up global ECM as Deputy CEO Investment Banking. In 2000 he was appointed CEO of Seymour Pierce, which he transformed into the most prolific London-based advisor to tech start-ups in the dot-com era. In 2003 he acquired the Asset management business of Seymour Pierce which he ran until 2006. Separately, Mr. Mackay is the founder and Chairman of the very successful and popular Notting Hill Preparatory School in London. Mr. Mackay was educated at Sevenoaks School, Oxford University and gained an MBA at INSEAD in 1986.

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

Board Composition

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chairman, Chief Executive Officer, and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of our Code of Ethics, without charge, upon request in writing to Society Pass Incorporated, 701 S. Carson Street, Suite 200, Carson City, Nevada 89701, Attention: Corp. Secretary. We do not currently have any practices or policies regarding hedging or offsetting any decrease in the market value of our equity securities.

Board Diversity

The matrix below summarizes certain information regarding the diversity of our Board as of the date of this Annual Report on Form 10-K. Each of the categories listed in the table below has the meaning set forth in Nasdaq Rule 5605(f).

Board Diversity Matrix for Society Pass Incorporated

As of March 22, 2023

Total Number of Directors: 5

Part I: Gender Identity	Female	Male
Directors	1	4

Part II: Demographic Background
African American or Black	0	0
Alaskan Native or American Indian	0	0
Asian	0	2
Hispanic or Latinx	0	0
Native Hawaiian or Pacific Islander	0	0
White	1	2
Two or More Races or Ethnicities	0	0
LGBTQ+	0	0
Did Not Disclose Demographic Background

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

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2022 and 2021 to our Chief Executive Officer (principal executive officer) and our Chief Financial Officer. We refer to these individuals as our “named executive officers.”:

Name and Principal Position	Fiscal Year Ended	Salary/Bonus ($)	Stock Awards ($)		Option Awards ($)	Total ($)
Dennis Nguyen,	12/31/2022	$1,167,500	$		1,426,691	$2,594,191
Chief Executive Officer and Chairman of the Board	12/31/2021	$1,105,000		$6,336,575	12,159,652	$19,601,227
Raynauld Liang,	12/31/2022	$510,000		$2,783,594	415,048	$3,708,642
Chief Financial Officer and Singapore Country General Manager	12/31/2021	$120,000		$2,805,026	—	$2,925,026

None of our other executives earned compensation in excess of $100,000 in fiscal years ended December 31, 2022 or 2021 and therefore pursuant to Instruction 1 to Item 402(m)(2) of Regulation S-K, only the compensation for our Chief Executive Officer and Chief Financial Officer is provided.

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

Outstanding Equity Awards at December 31, 2022

The following table   provides information concerning outstanding equity awards held by the named executive officers on December 31, 2022.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Dennis Nguyen	1,945,270	—	$6.49	Dec, 2031	—	$12,151,900

On November 16, 2021, the Board of Directors awarded Dennis Nguyen a 10-year option to purchase 1,945,270 shares of our common stock at an exercise price of $6.49 as payment for accrued and unpaid bonuses.

Director Compensation Table

The following table   provides information concerning compensation paid to our directors during fiscal year ended December 31, 2022.

Name	Fee Earned / Paid in Cash ($)	Stock Awards ($)	Options ($)	Others ($)	Total ($)
Tan Bien Kiat	—	224,999	—	—	224,999
Jeremy Miller	—	224,999	—	—	224,999
Linda Cutler	—	224,999	—	—	224,999
John Mackay	—	224,999	—	—	224,999

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 21, 2023 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. The percentage of beneficial ownership is based on 27,082,849 shares of common stock outstanding on March 21, 2023.

The information contained in this table is as of March 21, 2023. At that date, 27,082,849 shares of our common stock were outstanding.

	Number of Shares Beneficially Owned			Beneficial Ownership Percentages
Name and Address of Beneficial Owner (1)	Common Stock		Series X Super Voting Preferred Stock (2)	Percent of Common Stock	Percent of Series X Super Voting Preferred Stock	Percent of Voting Stock (3)
Officers and Directors
Dennis Nguyen, Chairman, Chief Executive Officer (4)	7,754,758		3,300	28.6%	94.3%	65.7%
Raynauld Liang, Chief Financial Officer	1,423,982		200	5.2%	5.7%	5.5%
Pamela Aw-Young, Chief Operating Officer	61,973		—	*	—	*
Rokas, Chief Marketing Officer	17,864		—	*	—	*
Howie Ng Kar How, Chief Technology Officer (6)	1,028		—	*	—	*
Tan Bien Kiat, Director	1,868,979	(5)	—	6.9%	—	3.0%
Jeremy Miller, Director (6)	287,079		—	*	—	*
Linda Cutler, Director	235,479		—	*	—	*
John Mackay	129,879		—	*	—	*

Officers and Directors as a Group (total of 9 persons)	11,781,021		3,500	43.5%	100%	75.4%
5% Stockholders
Blue Jay Capital Limited	1,950,230		—	7.2%	—	3.1%
Gopher Limited	1,643,700		—	6.1%	—%	2.7%
Maroon Capital Limited	2,215,558		—	8.2%	—	3.6%
Raynauld Liang	1,264,950		N/A	4.7%	—	2.0%
Ellwood International Limited	1,772,400		—	6.5%	—	2.9%
Dennis Nguyen	N/A		3,300	N/A	94.3%	53.2%
(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Society Pass Incorporated, 701 S. Carson Street, Suite 200, Carson City, NV 89701.
(2)	Entitles the holder to 10,000 votes per share and votes with the common as a single class.
(3)	Represents total ownership percentage with respect to all shares of common stock and Series A Super Voting Preferred Stock, as a single class.
(4)	Includes (i) 2,215,558 shares which are held in the name of Maroon Capital Limited of which Mr. Nguyen has a controlling interest; (ii) 1,643,700 shares in the name of Gopher Limited of which Mr. Nguyen has a controlling interest; (iii) 1,950,230 shares in the name of Blue Jay Capital Limited of which Mr. Nguyen has a controlling interest and 1,945,270 shares underlying a 10-year option that has an exercise price of $6.49 that is held by Mr. Nguyen.
(5)	Includes 1,772,400 shares of common stock beneficially owned by Tan Bien Kiat through Ellwood International Limited, a company Mr. Tan owns and controls.
(6)	Jeremy Miller holds his shares through DJM LLC, a limited liability company Mr. Miller owns and controls.

Securities Authorized for Issuance under Equity Compensation Plans

The following table   provides information as of December 31, 2022, regarding our common stock that may be issued under the Plan.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	1,945,270	$6.49	1,188,490
Equity compensation plans not approved by stockholders (2)
Total	1,945,270	$6.49	1,188,490

(1)	The Society Pass Incorporated 2021 Equity Incentive Plan (the “Plan”) permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 3,133,760 shares for issuance under the Plan.
(2)	Includes all other options not grated under the Plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Other than as disclosed below, and except for the regular salary and bonus payments made to our directors and officers in the ordinary course of business as described in “Item 11. Executive Compensation,” there have been no transactions since January 1, 2022, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds USD$120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

During 2018, the Company provided software development service to CVO Advisors Pte. Ltd in consideration for the issuance of 8,000 shares of Series A preferred stock, at the price of $8,000,000. Dennis Nguyen, our Chairman and Chief Executive Officer has a call option to purchase all of the equity of CVO Advisors Pte. Ltd, which he exercised, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation. See “Item 3. Legal Proceedings.”

On February 1, 2021 and September 16, 2021 Ellwood International, an entity owned and controlled by Tan Bien Kiat, one of our directors was issued 1,460 and 962 shares of Series C-1 Preferred Stock, respectively.

As of December 31, 2022, the Company has a payable to Dennis Nguyen, our Chairman and Chief Executive Officer in the amount of $500,000 for accrued and unpaid salaries and bonus.

Carmel, Milazzo & Feil LLP, who renders legal services to the Company, owns 22,500 shares of our common stock.

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

On September 20, 2021 Dennis Nguyen, our founder Chairman and Chief Executive Officer was issued 1,157,630 shares of our common stock, which are held by an entity controlled by him, in exchange for accrued and unpaid compensation from 2017 until June 2021. See “Item 11. Executive Compensation."

On November 16, 2021, the Board of Directors awarded Dennis Nguyen a 10-year option to purchase 1,945,270 shares of our common stock at an exercise price of $6.49 as payment for accrued and unpaid bonuses.

On March 31, May 1, August 1 and October 3, 2022, Ellwood International, an entity owned and controlled by Tan Bien Kiat, one of our directors was issued 100,000, 100,000, 150,000 and 250,000 shares of common stock, respectively.

On October 10, 2022, Maroon Capital Limited, an entity owned and controlled by Dennis Nguyen, our founder, Chairman and Chief Executive Officer was issued 546,658 shares of common stock and was accrued $428,007 equivalents of common stocks to be issued. See “Item 11. Executive Compensation."

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Onestop Assurance PAC (“Onestop”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2022 and RBSM LLP (“RBSM”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2021.

The table below presents the aggregate fees billed for professional services rendered by Onestop and RBSM for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$364,600	$190,000
Audit-related fees	25,000	205,000
All other fees	90,000	—
Total fess	$479,600	$395,000

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

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Preapproval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre–approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

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

(3) The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Sale and Purchase Agreement dated August 15, 2022, among the Company, SOPA Technology Pte, Ltd. and PT Gema Lintas Benua (incorporated by reference to Exhibit 2.1 to the Company's Current Report filed on Form 8-K on August 19, 2022.
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.2	Amended Bylaws of The Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.3	Certificate of Designation of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.4	Certificate of Correction of Series A Certificate of Designation filed May 2019 incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.5	Certificate of Correction to Series A Certificate of Designation filed December 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.7	Certificate of Correction of Series B Certificate of Designation (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.8	Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.9	Certificate of Correction of Series B-1 Certificate of Designation (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 20210.
3.10	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.11	Certificate of Correction of Series C Certificate of Designation (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.12	Certificate of Designation of Series C-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.13	Certificate of Designation for Series X Super Voting Preferred Stock ((incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 20210.
3.14	Certificate of Amendment to Articles of Incorporation to change the authorized capital of the Company, filed December 4, 2018 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.15	Certificate of Amendment to Articles of Incorporation to change the name of Company, filed October 2, 2018 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.16	Certificate of Amendment to Articles of Incorporation to effect reverse stock split (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.17	Certificate of Amendment to Series X Super Voting Preferred Certificate of Designation (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.1	Form of Series C-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.3	Form of Warrant Agent Agreement between the Company and the Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.6*	Description of Registrant’s Securities
10.1	Software Set Up, Development and Use License Agreement dated November 15, 2018 between Society Pass Incorporated and Wallet Factory International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.2	Stock Purchase Agreement dated January 10 2019 between HOTTAB PTE. LTD., SOSV IV LLC, General Mobile Corporation and Sanjeev Sapkota (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.3	Accelerator Contract for Equity dated January 10, 2019 by and between HOTTAB PTE. LTD., SOV IV LLC and Sanjeev Sapkota (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.4	Employment Agreement dated as of April 1, 2017 between Society Pass Incorporated and Dennis Luan Thuc Nguyen (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.5	Employment Agreement dated as of September 1, 2020 between Society Pass Incorporated and Liang Wee Leong Raynauld (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.6	Asset Purchase Agreement dated February 16, 2021 between Goodventures Sea Limited and SOPA Technology PTE. LTD. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.7	Shareholders Agreement dated February 16, 2021 between Goodventures Sea Limited and SOPA Technology PTE. LTD (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.8	Food Delivery Partnership Agreement dated as of April 22, 2021 between Hottab Asset Vietnam Co. Ltd and Dream Space Trading Co. Ltd (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.9	Food Delivery Partnership Agreement dated as of July 29, 2020 between Hottab Asset Vietnam Co. Ltd and Lala Move Vietnam Co. Ltd (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.10	Payment Gateway Agreement dated February 25, 2020 between Hottab Asset Vietnam Co. Ltd and VTC Technology and Digital Content Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.11	Payment Gateway Agreement dated April 20, 2020 between Hottab Asset Vietnam Co. Ltd and Media Corporation (Vietnam Post Telecommunication Media) (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.12	Payment Gateway Agreement dated August 31, 2020 between Hottab Asset Vietnam Co. Ltd and Zion Joint Stock Company (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.13	Payment Gateway Agreement dated August 31, 2020 between Hottab Asset Vietnam Co. Ltd and Online Mobile Service Joint Stock Co (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.14	Vendor Finance Partnership Agreement, dated as of October 22, 2019 between Hottab Asset Vietnam Co. Ltd and SHBank Finance Co. Ltd (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.15	Business Cooperation Agreement dated March 6, 2020 between Hottab Asset Vietnam Co. and Triip Pte. Ltd ((incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.16	The Company’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.17	Business Cooperation Contract dated May 28, 2021 between Paytech, JSC and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.18	Business Cooperation Agreement dated August 15, 2021 between Hottab Vietnam Company Limited and Rainbow Loyalty Company Limited (incorporated by reference to Exhibit 10.18 to the Company’ Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.19	Amendment to Employment Agreement dated October 25, 2021 between Dennis Nguyen and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.20	Share Exchange Agreement, Dated October 1, 2021 among the Company, SOPA Technology Pte Ltd and certain stockholders of SOPA Technology Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.22	Share Purchase Agreement, dated February 14, 2022, among the Push Delivery Pte Ltd. and Michael George C. Lim and several other Sellers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on February 17, 2022).
10.23	Transfer of Capital Contribution Agreement, dated February 25, 2022, among Mai Anh Tuan and the Push Delivery Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 02, 2022).
10.24	Stock purchase Agreement dated July 7, 2022 among the Company, Thoughtful Media Group Incorporated and AdActive Media Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on July 13, 2022).
10.25	Common Stock Purchase Warrant, AdActive Media, Inc. dated July 7, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report filed on Form 8-K on August 19, 2022).
10.26	Sale and Purchase Agreement dated August 15 2022, by and between PT Gema Lintas Benua, Sigit Ginawan Putra, Society Pass Incorporated, and SOPA Technology Pte. Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K on July 13, 2022).
21.1*	List of Subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021 (iv) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 and (v) Notes to Consolidated Financial Statements.
104*	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

116

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2023	SOCIETY PASS INCORPORATED

	By:	/s/ Dennis Nguyen
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

Signature	Title	Date

/s/ Dennis Nguyen	Chief Executive Officer and Chairman of the Board	March 22, 2023
Dennis Nguyen	(Principal Executive Officer)

/s/ Raynauld Liang	Chief Financial Officer	March 22, 2023
Raynauld Liang	(Principal Financial and Accounting Officer)

/s/ Tan Bien Kiat	Vice-Chairman of the Board	March 22, 2023
Tan Bien Kiat

/s/ Jeremy Miller	Director	March 22, 2023
Jeremy Miller

/s/ Linda Cutler	Director	March 22, 2023
Linda Cutler

/s/ John Mackay	Director	March 22, 2023
John Mackay

117