Form 10-Q
period 2023-03-31
SOCIETY PASS INCORPORATED.
filed 2023-05-11
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Yes ☐ No ☒

As of May 9, 2023, there were 28,171,523 shares of the registrant's common stock, $0.0001 par value, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,755,377	$18,930,986
Restricted cash	72,564	72,350
Accounts receivable, net	858,109	951,325
Inventories	229,010	310,932
Contract assets	5,071	20,310
Deposits, prepayments and other receivables	1,942,239	2,711,042
Total current assets	16,862,370	22,996,945
Non-current assets:
Intangible assets, net	6,676,065	7,458,089
Property, plant and equipment, net	827,332	706,038
Right of use assets, net	1,708,658	1,537,670
Total non-current assets	9,212,055	9,701,797
TOTAL ASSETS	$26,074,425	$32,698,742
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$1,463,466	$1,296,571
Contract liabilities	1,264,725	1,405,090
Accrued liabilities and other payables	5,949,092	8,325,225
Due to related parties	22,246	22,311
Deferred tax liabilities	69,000	69,000
Operating lease liabilities	555,476	467,938
Loan	26,644	28,164
Total current liabilities	9,350,649	11,614,299
Non-current liabilities
Operating lease liabilities	1,158,283	1,073,126
TOTAL LIABILITIES	10,508,932	12,687,425
COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of March 31, 2023 and December 31, 2022, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 2,548 Series B shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, net of issuance cost	—	—
SHAREHOLDERS’ EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 3,500 Series X shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common shares; $0.0001 par value, 95,000,000 shares authorized; 28,171,523 and 27,082,849 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,817	2,708
Additional paid-in capital	103,313,844	101,427,160
Less: Common shares held in treasury, at cost; 511,760 and 0 shares at March 31, 2023 and December 31, 2022	(541,988)	—
Accumulated other comprehensive gain (loss)	(325,690)	56,527
Accumulated deficit	(86,433,490)	(81,138,563)
Total equity attributable to Society Pass Incorporated	16,015,493	20,347,832
Non-controlling interest	(450,000)	(336,515)
TOTAL EQUITY	15,565,493	20,011,317
TOTAL LIABILITIES AND EQUITY	$26,074,425	$32,698,742

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2023	2022
Revenue, net
Sales – online ordering	$257,602	$434,141
Sales – digital marketing	1,283,774	—
Sales – online ticketing and reservation	486,707	—
Sales – data	14,302	—
Software sales	195	10,949
Hardware sales	—	—
Total revenue	2,042,580	445,090

Cost of sales:
Cost of online ordering	(235,246)	(395,890)
Cost of digital marketing	(964,161)	—
Cost of online ticketing and reservation	(76,477)	—
Cost of data	(18,646)	—
Software sales	(61,813)	(63,993)
Hardware sales	—	—
Total cost of revenue	(1,356,343)	(459,883)
Gross income (loss)	686,237	(14,793)

Operating expenses:
Sales and marketing expenses	(130,664)	(196,102)
Software development costs	(13,919)	(19,548)
Impairment loss	—	(528,583)
General and administrative expenses	(5,991,886)	(5,840,698)
Total operating expenses	(6,136,469)	(6,584,931)

Loss from operations	(5,450,232)	(6,599,724)
Other income (expense):
JV income	3,148	—
Gain on early lease termination	1,064	—
Interest income	39,986	45
Interest expense	(352)	(4,045)
Warrant modification expense	—	—
Other income	16,787	13,621
Total other income (expense)	60,633	9,621
Loss before income taxes	(5,389,599)	(6,590,103)
Income taxes	(614)	(1,302)
NET LOSS	(5,390,213)	(6,591,405)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(95,286)	(43,027)
NET LOSS ATTRIBUTABLE TO NON-SOCIETY PASS INCORPORATED	$(5,294,927)	$(6,548,378)
Other comprehensive income (loss):
Net loss	(5,390,213)	(6,591,405)
Foreign currency translation adjustment	(400,416)	(42,161)
COMPREHENSIVE LOSS	$(5,790,629)	$(6,633,566)
Net loss attributable to non-controlling interest	(95,286)	(43,027)
Foreign currency translation adjustment attributable to non-controlling interest	(18,199)	(3,015)
Comprehensive loss attributable to Society Pass Incorporated	$(5,677,144)	$(6,587,524)
Net loss per share attributable to Society Pass Incorporated :
– Basic	$(0.20)	$(0.30)
– Diluted	$(0.20)	$(0.30)
Weighted average common shares outstanding
– Basic	27,082,849	21,892,111
– Diluted	27,082,849	21,892,111

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated other comprehensive income	Accumulated deficits	Non-controlling interest	Total Stockholders' Deficit
Balances at January 1, 2023	3,500	$—	27,082,849	$2,708	—	$—	$101,427,160	$56,527	$(81,138,563	$(336,515)	$20,011,317
Shares issued for services	—	—	196,078	20	—	—	459,989	—	—	—	460,000
Shares issued for accrued salaries	—	—	109,156	211	—	—	113,489	—	—	—	200,000
Share issued upon the exercise options	—	—	783,440	78	—	—	1,226,715	—	—	—	1,226,793
Share repurchase during the period	—	—	—	—	511,760	(541,988)	—	—	—	—	(541,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(382,217)	—	(18,199)	(400,416)
Net loss for the year	—	—	—	—	—	—	—	—	(5,294,927)	(95,286)	(5,390,213)
Balances at March 31, 2023	3,500	$—	28,171,523	$2,817	511,760	$(541,988)	$103,313,844	$(325,690)	$(86,433,490)	$(450,000)	$15,565,493

See accompanying notes to unaudited condensed consolidated financial statements.

Three Months ended March 31, 2022

	Preferred Stock		Common stock
	Number of share	Amount	Number of shares	Amount				Additional paid-in	Accumulated other comprehensive (loss) income	Accumulated	Non-controlling	Total equity
								capital		deficits	interests
Balance as of January 1, 2022	3,500	$—	19,732,406	$1,973		—	—	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$3,23,25,683
Imputed interest	—	—	—	—				—	—	—	—	—
Shares issued for services	—	—	1,16,000	11			—	16,32,162	—	—	—	16,32,173
Shares issued for accrued salaries	—	—	25,444	3				86,466	—	—	—	86,469
Sale of units in public offering (net of expense)	—	—	34,84,845	348				1,04,02,543	—	—	—	1,04,02,891
Shares issued to acquire subsidiary	—	—	2,26,629	23				7,99,977	—	—	—	8,00,000
Share issued upon the exercise of warrant	—	—	1,60,000	16				3,56,984	—	—	—	3,57,000
Share issued for accrued services	—	—	13,273	1				1,19,456	—	—	—	1,19,457
Fair value of stock option granted for director’s bonus	—	—	—	—				3,03,990	—	—	—	3,03,990
Shares issued to acquire non-controlling interest	—	—	2,497	—				22,470				22,470
Foreign currency translation adjustment	—	—	—	—				—	(42,161)	—	(3,015)	(45,176)
Net loss for the period	—	—	—	—	—			—	—	(6,548,378)	(43,027)	(6,591,405)
Balance as of March 31, 2022	3,500	$—	2,37,61,094	$2,375		—	—	$9,35,57,338	$(96,501)	$(53,900,834)	$(148,826)	$3,94,13,552

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three Months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,390,213)	$(6,591,405)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	863,917	806,622
Gain from early lease termination	(1,064)	—
Impairment loss	—	528,583
Financing charges – first insurance funding	—	4,045
Stock based compensation for services	1,886,793	1,856,073
Shares issued to acquire non-controlling interest	—	22,470
Change in operating assets and liabilities:
Accounts receivable	93,216	9,743
Inventories	81,922	(46,341)
Deposits, prepayments and other receivables	768,803	1,163,776
Contract assets	15,239	—
Contract liabilities	(140,365)	(6,585)
Accounts payables	166,895	(60,134)
Accrued liabilities and other payables	(2,376,133)	250,988
Advances to related parties	(65)	(499,352)
Right of use assets	134,455	62,065
Operating lease liabilities	(118,601)	(61,465)
Net cash used in operating activities	(4,015,201)	(2,560,917)

Cash flows from investing activities:
Purchase of investment assets		—
Purchase of property, plant, and equipment	(190,061)	(30,579)
Purchase of subsidiary	—	(200,000)
Cash from purchase of subsidiary and business operation	—	5,445
Net cash used in investing activities	(190,061)	(225,134)

Cash flows from financing activities:
Repurchase of common share	(541,988)	—
Proceed from the issuance of preferred stock and exercise of warrants into preferred stock	—	357,000
Proceeds from public offering, net of offering expenses	—	10,402,891
Repayment of loan	—	(227,215)
Net cash (used in) provided by financing activities	(541,988)	10,532,676
Effect on exchange rate change on cash and cash equivalents	(428,145)	(43,841)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,175,395)	7,702,784
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	19,003,336	23,264,777
CASH AND CASH EQUIVALENT AT END OF PERIOD	$13,827,941	$30,967,561
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to acquire subsidiary	$—	$800,000
Shares issued to acquire business operation	$—	$—
Shares issued for accrued services	$—	$119,457
Impact of adoption of ASC 842 - lease obligation and ROU asset	$—	$243,186
Common stock issued for accrued salaries	$—	$166,559

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

NOTE－ 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Description of subsidiaries incorporated by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	United States, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Hottab Pte Ltd. (HPL)	Singapore January 17, 2015	Software development and marketing for the F&B industry	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Hottab Asset Company Limited	Vietnam July 25, 2019	Sale of POS hardware and software	VND 5,000,000,000	100%
Leflair Incorporated	United States December 7, 2021	Investment holding	US$1	100%
SOPA Capital Limited	United Kingdom December 07, 2021	Investment holding	GBP 1	100%
SOPA (Phil) Incorporated	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte Ltd	Singapore January 7, 2022	Investment holding	US$2,000	100%
Gorilla Networks Pte. Ltd.	Singapore September 3, 2019	Investment holding	US$2,620,000 and SGD 730,000	100%
Gorilla Connect Pte. Ltd.	Singapore May 18, 2022	Telecommunications resellers	SGD 100	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunications resellers	SGD 100	100%
Gorilla Networks (VN) LLC	Vietnam December 16, 2020	Telecommunications resellers	VND 233,000,000	100%
Thoughtful Media Group Incorporated	United States June 28, 2022	Investment holding	US$10	100%
Thoughtful (Thailand) Co. Ltd	Thailand September 2, 2014	Digital marketing	THB 2,000,000	99.75%
AdActive Media CA Inc.	United States April 12, 2010	Digital marketing	Preferred: US$1,929.1938 Common: US$4,032.7871	100%
PT Tunas Sukses Mandiri	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	99%
Nusatrip Malaysia Sdn Bhd	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	99%
Nusatrip Singapore Pte Ltd	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	99%
Nusatrip International Pte Ltd	Singapore January 9, 2015	Online ticketing and reservation	SGD 905,006.51	99%

On February 23, 2023, Society Pass Incorporated acquired additional issued capital in Nusatrip International Pte Ltd of 2,225,735 number of ordinary stock and increased its shareholding from 75% to 99%, and to the subsidiaries within the group.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－ 2 LIQUIDITY AND CAPITAL RESOURCES

The accompanying audited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2023, the Company had cash balances of $13,827,941, a working capital surplus of $7,511,721 and accumulated deficit $86,433,490. For the three months ended March 31, 2023, the Company had a net loss of $5,390,213 and net cash used in operating activities of $4,015,201. Net cash used in investing activities was $190,061. Net cash used in financing activities was $541,988, resulting principally from share repurchase.

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

Impact of COVID-19 and other Global Events

The spread of COVID-19 and the developments surrounding the global pandemic have had and may continue to have significantly negative impacts on all aspects of our business, including negative effects on our travel and digital media verticals . In response to the pandemic, many governments around the world implemented a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

We cannot predict the extent to which any lingering effects of the COVID-19 pandemic may affect our future business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of outbreaks of COVID-19, the effects of new variants, the actions taken by governments and private businesses in relation to COVID-19 containment, the availability, deployment and efficacy of vaccines, and the transition from COVID-19 being a pandemic to an endemic illness. In geographies where we, our customers or our employees operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could in the future result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slowdowns in our product development efforts, or other effects that may have a material adverse effect on our business or our results of operations and financial condition.

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

 • Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders' deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2023 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2022 audited financial statements and accompanying notes filed with the SEC.

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

• Segment reporting

ASC Topic 280, Segment Reporting ("Topic 280") establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. The Company currently operates in four reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale ("merchant POS").

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2023 and December 31,2022, the cash and cash equivalents excluded restricted cash amounted to $13,755,377 and $18,930,986, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $6,295,886 and $10,431,681 as of March 31, 2023 and December 31, 2022, respectively. In addition, the Company has uninsured bank deposits of $6,879,654 and $$12,032,534 with a financial institution outside the U.S as of March 31, 2023 and December 31, 2022, respectively. All uninsured bank deposits are held at high quality credit institutions.

• Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of March 31, 2023 and December 31, 2022, the restricted cash amounted to $72,564 and $72,350, respectively.

• Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer's financial condition, the customer's creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer's financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both March 31, 2023 and December 31, 2022, there was no need for allowance for doubtful accounts.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company's suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three months ended March 31, 2023 and 2022, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories amounted to $229,010 and $310,932 at March 31, 2023 and December 31, 2022, respectively.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $223,517 and $434,141 respectively, in the Lifestyle sector.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $195 and $10,949, respectively, from software fees.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $34,085 and $0, respectively, from this stream.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $14,302 and $0, respectively, from telecommunications.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $1,283,774 and $0, respectively, from this stream.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $486,707 and $0, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company's right to receive consideration becomes unconditional.

There were contract assets balance was $5,071 and $20,310  on March 31, 2023 and December 31, 2022, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company's obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer's consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company's contract liability balance was $1,264,725 and $1,405,090 on March 31, 2023 and December 31, 2022, respectively.

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

Research and development expenditures arising from the development of the Company's own software are charged to operations as incurred. For the three months ended March 31, 2023, and 2022, software development costs were $13,919 and $19,548, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

• Cost of sales

Cost of sales under online ordering consist of the cost of merchandise ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

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

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $130,664 and $196,102 for the three months ended March 31, 2023 and 2022, respectively.

• Product warranties

The Company's provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company's suppliers, the Company has concluded that no warranty liability is required as of March 31, 2023 and December 31, 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

• Income tax

The Company adopted the ASC 740 Income Tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

• Foreign currencies translation and transactions

The reporting currency of the Company is the United States Dollar ("US$") and the accompanying consolidated unaudited condensed financial statements have been expressed in US$s. In addition, the Company's subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong ("VND"), Singapore Dollar ("SGD"), Indian Rupee ("INR"), Philippines Pesos ("PHP"), Malaysian Ringgit ("MYR), Thailand Baht ("THB") and Indonesian Rupiah ("IDR"), respectively, which are the functional currencies in which the subsidiary's operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, "Translation of Financial Statement" ("ASC 830") using the applicable exchange rates on the balance sheet date. Shareholders' equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed statements of changes in shareholder's equity.

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end SGD:US$ exchange rate	$0.7521	$0.73848
Period average SGD:US$ exchange rate	$0.7500	$0.73928

Translation of amounts from VND into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end VND:US$ exchange rate	$0.000043	$0.000044
Period average VND:US$ exchange rate	$0.000042	$0.000044

Translation of amounts from INR into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end INR:US$ exchange rate	$0.01217	$0.01322
Period average INR:US$ exchange rate	$0.01216	$0.01329

Translation of amounts from PHP into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end PHP:US$ exchange rate	$0.01841	$	N/A
Period average PHP:US$ exchange rate	$0.01823	$	N/A

Translation of amounts from THB into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end THB:US$ exchange rate	$0.02925	$	N/A
Period average THB:US$ exchange rate	$0.02944	$	N/A

Translation of amounts from MYR into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end MYR:US$ exchange rate	$0.22646	$	N/A
Period average MYR:US$ exchange rate	$0.22777	$	N/A

Translation of amounts from IDR into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end IDR:US$ exchange rate	$0.000067	$	N/A
Period average IDR:US$ exchange rate	$0.000066	$	N/A

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

For the three months ended March 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company's net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended March 31,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(5,294,927)	$(6,548,378)
Weighted average common shares outstanding – Basic and diluted	27,082,849	21,892,111
Net loss per share – Basic and diluted	$(0.20)	$(0.30)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Three months ended March 31,
	2023	2022
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,803,229	3,803,229
Warrants granted with Series C-1 Convertible Preferred Stock (b)	1,068,000	1,068,000
Total of common stock equivalents	6,816,499	6,816,499

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.
(b)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

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

As of March 31, 2023 and December 31, 2022, the Company recorded the right of use asset of $1,708,658 and $1,537,670 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company's common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2023, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three months ended March 31, 2023 and 2022. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required by ASC 850. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

• Commitments and contingencies

The Company follows the ASC 450, Commitments, to account for contingencies. Certain conditions may exist as of the date the unaudited condensed financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, which assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

All other recently issued, but not yet effective, 2023 Accounting Standards Updates are not expected to have an effect on the Company.

NOTE－ 4 REVENUE

Revenue was generated from the following activities:

	Three months ended March 31,
	2023	2022
Sales – online ordering	$257,602	$434,141
Sales – digital marketing	1,283,774	—
Sales – online ticketing and reservation	486,707	—
Sales – data	14,302	—
Software subscription sales	195	10,949
	$2,042,580	$445,090

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities:

	March 31, 2023	December 31, 2022
Contract liabilities, brought forward	$1,405,090	$25,229
Add: recognized as deferred revenue	1,264,725	1,405,090
Less: recognized as revenue	(1,405,090)	(25,229)
Contract liabilities, carried forward	$1,264,725	$1,405,090

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

Schedule of Segment Reporting

	Three months ended March 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	34,085	—	—	223,517	—	—	257,602
Sales – digital marketing	—	1,283,774	—	—	—	—	1,283,774
Sales – online ticketing and reservation	—	—	486,707	—	—	—	486,707
Sales – data	—	—	—	—	14,302	—	14,302
Software sales	—	—	—	—	—	195	195
Total revenue	34,085	1,283,774	486,707	223,517	14,302	195	2,042,580
Cost of sales:
Cost of online ordering	(33,266)	—	—	(201,980)	—	—	(235,246)
Cost of digital marketing	—	(964,161)	—	—	—	—	(964,161)
Cost of online platform	—	—	(76,477)	—	—	—	(76,477)
Cost of data	—	—	—	—	(18,646)	—	(18,646)
Software cost	—	—	—	(60,548)	—	(1,265)	(61,813)
Total cost of revenue	(33,266)	(964,161)	(76,477)	(262,528)	(18,646)	(1,265)	(1,356,343)
Gross income (loss)	819	319,613	410,230	(39,011)	(4,344)	(1,070)	686,237
Operating Expenses
Sales and marketing expenses	(1,709)	(7,994)	(75,928)	(44,981)	(52)	—	(130,664)
Software development costs	—	—	—	—	—	(13,919)	(13,919)
Impairment loss	—	—	—	—	—	—	—
Depreciation	(4,568)	(1,257)	(28,340)	(7,750)	—	(22,002)	(63,917)
Amortization	—	—	—	—	—	(800,000)	(800,000)
General and administrative expenses, net of depreciation and amortisation	(103,279)	(233,481)	(532,856)	(230,332)	(43,820)	(3,984,201)	(5,127,969)
Total operating expenses	(109,556)	(242,732)	(637,124)	(283,063)	(43,872)	(4,820,122)	(6,136,469)
Loss from operations	(108,737)	76,881	(226,894)	(322,074)	(48,216)	(4,821,192)	(5,450,232)
Other income (expense)
Gain from early lease termination	—	1,064	—	—	—	—	1,064
Interest income	4	—	824	523	—	38,635	39,986
Interest expense	(27)	—	—	—	(325)	—	(352)
JV income	3,148	—	—	—	—	—	3,148
Warrant modification expense	—	—	—	—	—	—	—
Other income	39	31	934	436	12,471	2,876	16,787
Total other income (expense)	3,164	1,095	1,758	959	12,146	41,511	60,633
Loss before income taxes	(105,573)	77,976	(225,136)	(321,115)	(36,070)	(4,779,681)	(5,389,599)

	Three months ended March 31, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	426,099	—	—	426,099
Sales – digital marketing	—	—	—	—	—	—	—
Sales – online platform	—	—	—	8,042	—	—	8,042
Sales – data	—	—	—	—	—	—	—
Software sales	—	—	—	—	—	10,949	10,949
Hardware sales	—	—	—	—	—	—	—
Total revenue	—	—	—	434,141	—	10,949	445,090
Cost of sales:
Cost of online ordering	—	—	—	(393,253)	—	—	(393,253)
Cost of online platform	—	—	—	(2,637)	—	—	(2,637)
Cost of data	—	—	—	—	—	—	—
Software sales	—	—	—	(57,705)	—	(6,288)	(63,993)
Hardware sales	—	—	—	—	—	—	—
Total cost of revenue	—	—	—	(453,595)	—	(6,288)	(459,883)
Gross income (loss)	—	—	—	(19,454)	—	4,661	(14,793)
Operating Expenses
Sales and marketing expenses	—	—	—	(196,102)	—		(196,102)
Software development costs	—	—	—	—	—	(19,548)	(19,548)
Impairment loss	—	—	—	—	—	(528,583)	(528,583)
Depreciation	—	—	—	(5)	—	(6,617)	(6,622)
Amortization	—	—	—	—	—	(800,000)	(800,000)
General and administrative expenses, net of depreciation and amortisation	—	—	—	(171,055)	—	(4,863,021)	(5,034,076)
Total operating expenses	—	—	—	(367,162)	—	(6,217,769)	(6,584,931)
Loss from operations	—	—	—	(386,616)	—	(6,213,108)	(6,599,724)
Other income (expense)
Gain from early lease termination	—	—	—	—	—	—	—
Interest income	—	—	—	40	—	5	45
Interest expense	—	—	—	—	—	(4,045)	(4,045)
Loss on settlement of litigation	—	—	—	—	—	—	—
Warrant modification expense	—	—	—	—	—	—	—
Other income	—	—	—	699	—	12,922	13,621
Total other income (expense)	—	—	—	739	—	8,882	9,621
Loss before income taxes	—	—	—	(385,877)	—	(6,204,226)	(6,590,103)

	March 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	388,166	—	87,467	—	1,086,290	5,114,142	6,676,065
Identifiable assets	325,487	1,369,933	3,569,708	2,078,814	78,429	11,975,989	19,398,360

		December 31 31, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	378,170	—	89,808	—	948,457	6,041,654	7,458,089
Identifiable assets	345,017	1,507,771	3,190,380	2,164,3886	81,924	17,951,175	25,240,653

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

	Three Months Ended March 31,
	2023	2022
Indonesia	$260,859	$10,249
Vietnam	277,737	427,643
Philippines	31,671	7,198
Singapore	238,641	—
United States	1,057,665	—
Thailand	174,415	—
Malaysia	1,592	—
	$2,042,580	$445,090

NOTE－ 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	March 31, 2023 (Unaudited)	December 31, 2022
Deposits	$1,059,643	$921,429
Prepayments	419,880	573,513
Prepayments for consultancy fee (a)	—	858,665
Value added tax	165,508	140,053
Interest receivable	17,548	12,763
Other receivables	279,660	204,619
Total	$1,942,239	$2,711,042

(a)	On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as consultant to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The considerations of the services are $3,250,000 and $3,190,000. The Company's due to China-America Culture Media Inc. balance was $0 and $433,332 as of March 31, 2023 and December 31, 2022, respectively. The Company's due to New Continental Technology Inc., balance was $0 and $425,333 as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized the amortization of prepaid consulting expense of $858,665 and $1,288,000, respectively, using the straight-line method, over a term of 15 months.

NOTE－ 7 INVENTORIES

	March 31,
	2023	2022
Finished goods	$229,010	$310,932
Less:
Reserve for excess and obsolete inventory	—	—
Total Inventories	$229,010	$310,932

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $235,246 and $395,890 incurred during the three months ended March 31, 2023 and 2022, respectively. The inventories were amounted to $229,010 and $310,932 at March 31, 2023 and December 31, 2022, respectively.

NOTE－8 INTANGIBLE ASSETS

As of March 31, 2023 and December 31, 2022, intangible assets consisted of the following:

	Useful life	March 31, 2023	December 31, 2022
At cost:
Software platform	2.5 years	$8,000,000	$8,000,000
Apps development		958,778	948,457
Computer software		614,399	586,888
Software system		388,166	378,170
Intellectual technology		276,000	276,000
Identifiable intangible asset		4,965,654	4,965,654
Other intangible assets	3 – 5 years	1,725	1,725
		15,204,722	15,156,894
Less: accumulated depreciation		(8,528,657)	(7,698,805)
		$6,676,065	$7,458,089

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

Also, the owner of CVO entered into a call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 23). As a result of this option exercise, there were no accounting effect on the Company's financial statement during the year ended December 31, 2022.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31 2022:	Amount
2023	$—

Amortization of intangible assets was $800,000 and $800,000 for the three months ended March 31, 2023 and 2022, respectively.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $958,778 (2022: $948,457) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process. No amortization was recognized as the project is still ongoing as of March 31, 2023.

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

NOTE－ 9 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2023	December 31, 2022
At cost:
Computer	$508,335	$600,629
Office equipment	70,616	54,683
Furniture and fixtures	11,525	10,702
Renovation	587,638	322,399
	1,178,114	988,413
Less: accumulated depreciation	(350,782)	(282,015)
Less: exchange difference	—	—
	827,332	706,038

Depreciation expense for the three months ended March 31, 2023 and 2022 were $63,917 and $6,622, respectively.

NOTE－ 10 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	March 31, 2023	December 31, 2022
Amounts due to related parties (a)	$22,246	$22,311

(a)	The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company's due to related parties balance was $22,246 and $22,311 as of March 31, 2023 and December 31, 2022, respectively.

NOTE－11 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES AND OTHER PAYABLES

Accounts payable consisted of the following:

	March 31, 2023	December 31, 2022
Accounts payable	$1,463,466	$1,296,571
Accrued liabilities and other payables- Related Party (a)	3,440	43,360
Accrued liabilities and other payables (b)	5,945,652	8,281,865
Other Accounts payable	5,949,092	8,325,225
Total Accounts payable	$7,412,558	$9,621,796
31

Accounts payable includes significant third parties balance of $532,752 acquired from Gorilla business through business combination on May 31, 2022.

(a)	The amount represented due to one related party in respect to unpaid salaries and amounted to $3,440 and $3,360 as of March 31, 2023 and December 31, 2022, respectively.
(b)	Accrued liabilities and other payables consisted of the following:

	March 31, 2023	December 31, 2022
Accrued payroll	$105,235	$1,023,549
Accrued VAT expenses	35,527	6,801
Accrued taxes	1,142,205	1,653,284
Customer deposit	901,880	1,155,695
Customer refund	854,421	1,146,409
Other payables (c)	1,053,494	994,213
Other accrual (d)	1,852,890	2,301,914
Total Accrued liabilities	$5,945,652	$8,281,865

(c)	Included in these balances on both March 31, 2023 and December 31, 2022 is a $75,000 accrual related to an accrued contingency associated with a lawsuit filed against the Company. In 2023, the Company settled this lawsuit for $15,000.
(d)	The March 31, 2023 and December 31, 2022, balance includes refund provision, income tax provision and other operation accruals.

NOTE－ 12 LEASES

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease's commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease's commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of March 31, 2022 and December 31, 2022.

The Company used a weighted average incremental borrowing rate of 5.82% to determine the present value of the lease payments. The weighted average remaining life of the lease was 3.50 years.

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

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Three months ended December 31,
	2023	2022
Operating lease expense (per ASC 842)	$134,455	$59,531
Short-term lease expense (other than ASC 842)	11,418	1,246
Total lease expense	$145,873	$60,777

As of March 31, 2023, right-of-use assets were $1,708,658 and lease liabilities were $1,713,759.

As of December 31, 2022, right-of-use assets were $1,537,670 and lease liabilities were $1,541,064.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of March 31, 2023

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending March 31:

Years ended March 31,	Operating lease amount
2024	$636,832
2025	515,592
2026	344,283
2027	257,659
2028	138,964
Total	1,893,330
Less: interest	(179,571)
Present value of lease liabilities	$1,713,759
Less: non-current portion	(1,158,283)
Present value of lease liabilities – current liability	$555,476

NOTE－ 13 LOAN

	March 31, 2023	December 31, 2022
Loan – A (i)	26,644	28,164
	$26,644	$28,164

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the three months ended March 31, 2023 and 2022, the Company recognized the interest expense of $325 and $0, respectively.

NOTE－ 14 SHAREHOLDERS’ DEFICIT

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

Common stock outstanding

As of March 31, 2023 and December 31, 2022, the Company had a total of 28,171,523 and 27,082,849 shares of its common stock issued and outstanding, respectively.

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

During the three months ended March 31, 2023 and 2022, the Company issued 2,497 and 0 shares of its common stock in exchange for SOPA Technology Pte. Ltd.'s 0.08% non-controlling interest at $22,470 and valued it at par as there was no change in the control over the subsidiary.

On February 8, 2022, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Maxim Group LLC (the "Underwriter"), related to the offering of 3,484,845 shares including over-allotment (the "Shares") of the Company's common stock. Each Share was sold together with one Warrant to purchase one Share at a combined offering price of $3.30.

During the three months ended March 31, 2023, no warrants were exercised.

During the three months ended March 31, 2022 a total of 70,300 warrants were exercised in exchange for 160,000 shares of common stock for the value of $357,000.

During the three months ended March 31, 2023 and 2022, the Company issued 196,078 and 116,000 shares of common stock to consultants in exchange for consulting services value at $546,500 and $338,760, respectively.

During the three months ended March 31, 2023 and 2022, the Company issued 109,156 and 25,444 shares of common stock to six of its employees as compensation valued at $113,500 and $86,469, respectively.

During the three months ended March 31, 2022, the Company issued 13,273 shares of common stock to Brugau Pte. Ltd. and Cory Bentley to make up for shortfalls in original issuances pursuant to the terms of the agreements with Brugau Pte Ltd and Cory Bentley, valued at $119,457.

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

In December 2020, the Company issued a certain number of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant allows the holder to purchase one C-1 preferred stock at a price of $420 per share. The warrants shall be exercisable on or before December 31, 2020, 2021 and 2022. During the three months ended March, 2023, no warrants was issued.

Below is a summary of the Company's issued and outstanding warrants as of Mach 31, 2023 and December 31, 2022:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2021	148,305	$20.57	4.88
Issued (a)	3,728,784	$3.28	2.92
Exercised	(79,601)	$3.28	0.5
Expired	(3,560)	$420	—
Expired	—	—	—
Outstanding as of December 31, 2022	3,793,928	$3.565	3.05
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of March 31, 2023	3,793,928	$3.565	3.05

There is no intrinsic value for the warrants as of March 31, 2023 and December 31, 2022.

(a)	Common stock will be issued upon warrants exercise of the 3,649,484 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. No additional warrants modification expense was recorded as of March 31, 2023 and December 31, 2022, respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions

Schedule of Stock options assumptions

	Before modification	After Modification
Dividend rate	0%	0%
Risk-free rate	0.06%	0.12%
Weighted average expected life (years)	9 months	18 months
Expected volatility	25%	25%
Exercise price	$1.4	$1.4

The Company considered 25% expected volatility from inception through the date of the Company public listing of its common stock.

Director's Stock option

On December 8, 2021, the Board of Directors approved a grant to Dennis Nguyen of a 10-year stock option to purchase 1,945,270 shares of common stock at an exercise price of $6.49 per share that are vested and are exercisable at any time.

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020	—	—	—
Granted	1,945,270	$6.49	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2021	1,945,270	$6.49	9.25
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2022	1,945,270	$6.49	9

The total fair value of options vested during the three months ended March 31, 2023 and 2022 was $0 and $303,990 respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2023 and 2022:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Director's stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2021	651,960	$7.65	1.67 years
Issued	—	—
Vested	(325,980)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2022	325,980	$7.65	0.92 years
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Unvested as of March 31, 2023	325,980	$7.65	0.92 years

Below are the unvested shares vesting schedule at future years:

Year ended December 31 2023	325,980
Total	325,980

The Company issued 814,950 shares of its common stock on September 1, 2021 ("start date") of which 651,960 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 162,990 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the three months ended March 31, 2023 and 2022, the Company recognized the amortization of stock compensation expense of $346,500 and $1,168,614, respectively. The remaining unamortized vesting expenses in 0.67 years which estimated with a cost of $346,500.

NOTE－ 15 PREFERRED STOCKS AND WARRANTS

As of March 31, 2023 and December 31, 2022, the Company’s preferred stocks have been designated as follow:

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the three months ended March 31, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company's common stock valued at $8,000,000, equal to approximately $9 per share.

As of March 31, 2023 and December 31, 2022, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued during the three months ended March 31, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company's common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of March 31, 2023 and December 31, 2022, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Stocks issued during the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023 and December 31, 2022 , there were no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the three months ended March 31, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company's common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of March 31, 2023 and December 31, 2022, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

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

As of March 31, 2023 and December 31, 2022, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

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

As of March 31, 2023 and December 31, 2022, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－ 16 TREASURY STOCKS

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. The following table presents information with respect to repurchases of common stock during the three months ended March 31, 2023 and 2022:

	Three Months ended March 31,
	2023	2022
Aggregate common stock repurchased	511,760	—
Weighted average price paid per share	$1.0591	$—
Total Amount paid	$541,988	$—

As of March 31, 2023, we had up to $1,458,012 of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE－ 17 INCOME TAXES

For the three months ended March 31, 2023 and 2022, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Three Months ended March 31,
	2023	2022
Tax jurisdiction from:
- Local	$3,902,769	$5,716,178
- Foreign	1,486,830	873,925
Loss before income taxes	$5,389,599	$6,590,103

The provision for income taxes consisted of the following:

Three months ended March 31,
	2023	2022
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	—	—
- India	614	1,302

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
Income tax expense	$614	$1,302

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

As of March 31, 2023, the operation in the U.S. incurred $28,165,554 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $5,914,766 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of December 31, 2022, the operation in the Singapore incurred $6,343,259 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,078,354 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of March 31, 2023, the operation in Vietnam incurred $3,593,503 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $718,701 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of March 31, 2023, the operation in the India incurred $2,438 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $610.

Indonesia

The Company's subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of March 31, 2023, the Company's subsidiary operations in Indonesia incurred $543,166 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $119,497 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company's subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of March 31, 2023, the Company's subsidiary operations in Philippines incurred $776,641 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $194,160 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company's subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of March 31, 2023, the Company's subsidiary operations in Thailand incurred $714,331 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $142,866 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company's subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of March 31, 2023, the operation in the Malaysia incurred $2,708 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $650.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of March 31, 2023 and December 31, 2022 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	March 31, 2023	December 31, 2022
Deferred tax assets:
Software intangibles (U.S)	$150,465	$261,555
Deferred Stock Compensation (U.S.)	5,864,670	7,539,329
ROU net liability	—	248
Net operating loss carryforwards
- United States	5,914,766	4,791,994
- Singapore	1,078,354	975,690
- Vietnam	718,701	563,376
- India	—	—
- Philippines	194,160	144,211
- Indonesia	119,497	85,450
- Thailand	142,866	139,940
- Malaysia	—	—
	14,183,479	14,503,793
Less: valuation allowance	(14,183,479)	(14,503,793)
Deferred tax assets, net	$—	$—

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income ("GILTI"), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of March 31, 2023 and December 31, 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2023 and 2022, there were no penalties or interest recorded in income tax expense.

NOTE－ 18 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended March 31, 2023 and 2022, $92,206 and $8,090 contributions were made accordingly.

NOTE－ 19 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid and accrued to the director and key management personnel, the total salaries of $242,500 and $0 and $214,843 and $3,520 during the three months ended March 31, 2023 and 2022, respectively.

The Company issued 159,032 and 363,868 shares of Common stock, at the price of $552,522 and $2,783,594 for the stock based compensation to a key management personnel during the years ended March 31, 2023 and 2022, respectively.

The Company accrued 352,845 shares to directors and key management personnel, the total share option of $1,560,351 and $0 during the years ended March 31, 2023 and 2022, respectively.

The Company subsidiary paid their sole officer, total professional fee of $2,624 and $4,448 during the three months ended March 31, 2023 and 2022, respectively.

The Company paid and accrued to its shareholders, total professional fee of $200,000 and $0 and $155,417 and $33,851 during the three months ended March 31, 2023 and 2022, respectively.  Including in the above the Company issued 196,078 shares of $200,000 and $0 during the three months ended March 31, 2023 and 2022, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated unaudited condensed financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－ 20 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2023 and 2022, respectively, the customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances, are presented as follows:

	Three months ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$952,665	46.64%	$321,094

	Year ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$—	—	$—

(b) Major vendors

For the three months ended March 31, 2023 and 2022, there is no vendor accounts for 10% or more of the Company’s cost of revenue.

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

(d) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND, SGD, PHP, INR, IDR, MYR and THB and a significant portion of the assets and liabilities are denominated in VND, SGD, INR, IDR, MYR and THB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND, SGD, PHP, INR, IDR, MYR and THB. If VND, SGD, PHP, INR, IDR, MYR and THB depreciate against US$, the value of VND, SGD, PHP, INR IDR, MYR and THB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose us to substantial market risk.

(e) Economic and political risks

The Company's operations are conducted in the Republic of Vietnam. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in Vietnam, and by the general state of Vietnam economy.

The Company's operations in Vietnam and India are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Vietnam and India, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE－ 21 COMMITMENTS AND CONTINGENCIES

Acquisition

On December 27, 2022, the Company entered into stock purchase agreement with PT Wahana Cerita Indonesia to acquire 100% equity interest for an aggregate purchase price equal to US$10,000 and the number of Company’s shares of restricted common stock equal to $25,000.

NOTE－ 22 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through May 8, 2023, the Company issued the unaudited condensed consolidated financial statements.

On April 11, 2023, the Company and its subsidiary entered into stock purchase agreement with Mekong Leisure Travel Joint Stock Company to acquire 100% equity interest for an aggregate purchase price equal to US$164,149 with the component of cash and number of Company’s common stock.

On April 17, 2023, the Company offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants or rights to purchase common stock or preferred stock, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities, having an aggregate initial offering price not exceeding $50,000,000.

On May 1, 2023, Patrick Soetanto, 51, transitioned to the role of, and was appointed as, Chief Operating Officer of Society Pass Incorporated (“SOPA”) replacing Pamela Aw-Young who resigned as Chief Operating Officer on May 1, 2023. Ms. Aw-Young will continue to work with SOPA on special projects related to acquisitions.

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this "Report"), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 23, 2023, and other reports that we file with the SEC from time to time.

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

The companies by the Company form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in the Philippines. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on Vietnam, Thailand, Indonesia and the Philippines of SEA. Material acquisitions include:

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

Our loyalty-focused and data-driven e-commerce marketing platform interfaces will connect consumers with merchants in the F&B and lifestyle sectors, assisting local brick-and-mortar businesses to access new customers and markets to thrive in an increasingly convenience-driven economy. Our Platform will integrate with both global and country-specific search engines and applications and accept international address and phone number data, providing a consumer experience that respects local languages, address formats and customs. Our plan is to have Strategic Partners work with us to penetrate local markets, while our Platform allows effortless integration with existing technological applications and websites.

As of May 12, 2023, we have onboarded over 3.3 million registered consumers and over 650,000 registered merchants on our Platform.

Impact COVID-19 and other Global Events

The spread of COVID-19 and the developments surrounding the global pandemic have had and may continue to have significantly negative impacts on all aspects of our business, including negative effects on our travel and digital media verticals . In response to the pandemic, many governments around the world implemented a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

We cannot predict the extent to which any lingering effects of the COVID-19 pandemic may affect our future business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of outbreaks of COVID-19, the effects of new variants, the actions taken by governments and private businesses in relation to COVID-19 containment, the availability, deployment and efficacy of vaccines, and the transition from COVID-19 being a pandemic to an endemic illness. In geographies where we, our customers or our employees operate, health concerns and political or governmental developments in response to COVID-19 have resulted in, and could in the future result in, economic, social or labor instability or prolonged contractions in the industries in which our customers operate, slowdowns in our product development efforts, or other effects that may have a material adverse effect on our business or our results of operations and financial condition.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Revenue, net	$2,042,580	$445,090
Cost of revenue	(1,356,343)	(459,883)
Gross income (loss)	686,237	(14,793)
Less operating expenses:
Sales and marketing expenses	(130,664)	(196,102)
Software development costs	(13,919)	(19,548)
Impairment loss	—	(528,583)
General and administrative expenses	(5,991,886)	(5,840,698)
Total operating expenses	(6,136,469)	(6,584,931)
Loss from operations	(5,450,232)	(6,599,724)

Other income (expense):
Interest income	39,986	45
Interest expense	(352)	(4,045)
Gain on early lease termination	1,064	—
JV income	3,148	—
Other income	16,787	13,621
Total other expense	60,633	9,621
Loss before income taxes	(5,389,599)	(6,590,103)
Income taxes	(614)	(1,302)
NET LOSS	$(5,390,213)	$(6,591,405)

Revenue. We generated revenues of $2,042,580 and $445,090 during the three months ended March 31, 2023 and 2022, respectively. The significant increase in revenue for the three months periods was mainly due to an increase in the sales from our e-commerce online platform and newly acquired business in digital media and travel verticals.

During the three months ended March 31, 2023 and 2022, the following customer exceeded 10% of the Company's revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$952,665	46.64%	$321,094

	Three months ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$—	—	$—

The customer is in United States.

Cost of Revenue. Cost of revenue was $1,356,343 and $459,883 for three months ended March 31, 2023, and 2022, respectively. Our cost of revenue increased was the result of increased sales from our digital media and travel verticals.

Major vendors

For the three months ended March 31, 2023 and 2022, no vendor accounted for 10% or more of the Company's cost of revenue and its outstanding payables balances, are presented as follows:

Gross Income (Loss) We recorded a gross income of $686,237 and a gross loss of $14,793 for the three months ended March 31, 2023 and 2022, respectively. The turnaround from gross loss to gross profit is due to increased gross income from revenue from e-commerce and our newly acquired digital media and travel verticals. Gross income margin is 34% and gross loss margin of 3% for the three months ended March 31, 2023 and 2022, respectively. Improved in gross margin for the three months period ended March 31, 2023 is due to higher profit margin arising from newly acquired businesses in the third quarter of 2022.

Sales and Marketing Expenses ("S&M"). We incurred S&M expenses of $130,664 and $196,102 for the three months ended March 31, 2023 and 2022, respectively. The decrease in S&M expense in 2023 is primarily attributable to the planned cost reductions.

Software Development Cost ("SDC"). We incurred SDC expenses of $13,919 and $19,548 for three months ended March 31, 2023 and 2022 respectively. The decrease in SDC in 2023 is primarily attributable to the restructuring of our technology development team.

Impairment Charge ("IC"). We incurred impairment charges of $0 and $528,583 for the three months ended March 31, 2023, and 2022, respectively. The charge in 2022 is primarily attributable to the impairment of goodwill related to the acquisition of the New Retail Enperience Incorporated’s ecommerce asset in the first quarter of 2022 which was expensed during the period due to the short life term of the asset and the quantum of consideration.

General and Administrative Expenses ("G&A"). We incurred G&A expenses of $5,991,886 and $5,840,598 for the three months ended March 31, 2023 and 2022 respectively. The G&A is primarily consisting of the professional costs associated with costs related to business acquisitions, the Company's ongoing expenses for its listing on the Nasdaq Stock Exchange, stock based compensation for services, and D&O insurance cost.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2023 and 2022 was $614 and $1,302, respectively.

Net Loss. As a result of the items noted above, for the three months ended March 31, 2023, we incurred a net loss of $5,390,213 as compared to the same period ended March 31, 2022 of $6,591,405. The decrease in net loss is primarily attributable to increased gross profit. The net loss for the three months ended March 31, 2023 includes non-cash items including non-cash stock-based compensation for services of $1,886,793 and depreciation and amortization of $863,917.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents and restricted cash of $13,827,941, accounts receivable of $858,109, deposits, prepayments and other receivables of $1,942,239, inventories of $229,010 and contract assets of $5,071.

As of December 31, 2022, we had cash and cash equivalents and restricted cash of $19,003,336, accounts receivable of $951,325, deposits, prepayments and other receivables of $2,711,042, inventories of $310,932 and contract assets of $20,310.

For the three months ended March 31, 2023, the Company's stockholders' equity was $15,565,493 which decreased as a result of an increase in accumulated deficit partially offset by additional paid-in-capital. For the three months ended March 31, 2023, the Company incurred net loss of $5,390,213 and net cash used in operating activities of $4,015,201. Net cash used in investing activities was $190,061. Net cash used in financing activities was $541,988, resulting principally from share buyback exercise.

While the Company believes that it will be able to continue to grow the Company's revenue base and control expenditures, there is no assurance it will be able to do so. The Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company's business development activities, general and administrative expenses and growth strategy. We expect to continue to rely on cash generated through financing from public offerings or private offerings by our parent company or one or more of our subsidiaries, to finance our operations and future acquisitions. The Company believes that it has sufficient liquidity to continue its current business plans and operations for at least one year.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,015,201)	$(2,560,917)
Net cash used in investing activities	(190,061)	(225,134)
Net cash (used in) provided by financing activities	(541,988)	10,532,676
Effect on exchange rate change	(428,145)	(43,841)
Net change in cash and cash equivalents	(5,175,395)	7,702,784
Cash and cash equivalent and restricted cash at beginning of period	19,003,336	23,264,777
Cash and cash equivalent and restricted cash at end of period	13,827,941	30,967,561

Net Cash Used in Operating Activities.

For the three months ended March 31, 2023, net cash used in operating activities was $4,015,201, which consisted primarily of a net loss of $5,390,213 and a decrease in accrued liabilities and other payables of $2,376,133, partially offset by non-cash stock-based compensation for services of $1,886,793, a decrease in deposits, prepayments and other receivables of $768,803 and depreciation and amortization of $863,917.

For the three months ended March 31, 2022, net cash used in operating activities was $2,560,917, which consisted primarily of a net loss of $6,591,405, primarily offset by non-cash stock based compensation for services of $1,856,073, depreciation and amortization of $806,622, impairment loss of $528,583 increase in shares as well as changes in operating assets and liabilities including a decrease in deposits, prepayments and other receivables of $1,163,776 and a decrease in advance to related parties of $499,352.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries' securities, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2023, there was a net cash outflow of $190,061 for purchase of property, plant, and equipment.

For the three months ended March 31, 2022, there was a net cash outflow of $225,134 for a deposit paid for subsidiaries asset acquisition and the purchase of property, plant, and equipment.

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2023, net cash used in financing activities was $541,988 for repurchase of common stock.

For the three months ended March 31, 2022, net cash provided by financing activities was $10,532,676, consisting primarily of funds raised from our follow-on public offering and the exercise of Series C-1 warrants.

Critical Accounting Policies and Estimate

• Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders' deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2023 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2022 audited financial statements and accompanying notes filed with the SEC.

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

• Segment reporting

ASC Topic 280, Segment Reporting ("Topic 280") establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. The Company currently operates in four reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale ("merchant POS").

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2023 and December 31,2022, the cash and cash equivalents excluded restricted cash amounted to $13,755,377 and $18,930,986, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $6,295,886 and $10,431,681 as of March 31, 2023 and December 31, 2022, respectively. In addition, the Company has uninsured bank deposits of $6,879,654 and $$12,032,534 with a financial institution outside the U.S as of March 31, 2023 and December 31, 2022, respectively. All uninsured bank deposits are held at high quality credit institutions.

• Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of March 31, 2023 and December 31, 2022, the restricted cash amounted to $72,564 and $72,350, respectively.

• Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer's financial condition, the customer's creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer's financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both March 31, 2023 and December 31, 2022, there was no need for allowance for doubtful accounts.

 • Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company's suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three months ended March 31, 2023 and 2022, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories amounted to $229,010 and $310,932 at March 31, 2023 and December 31, 2022, respectively.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $223,517 and $434,141 respectively, in the Lifestyle sector.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $195 and $10,949, respectively, from software fees.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $34,085 and $0, respectively, from this stream.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $14,302 and $0, respectively, from telecommunications.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $1,283,774 and $0, respectively, from this stream.

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

During the three months ended March 31, 2023 and 2022, the Company generated revenue of $486,707 and $0, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company's right to receive consideration becomes unconditional.

There were contract assets balance was $5,071 and $20,310  on March 31, 2023 and December 31, 2022, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company's obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer's consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company's contract liability balance was $1,264,725 and $1,405,090 on March 31, 2023 and December 31, 2022, respectively.

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

Research and development expenditures arising from the development of the Company's own software are charged to operations as incurred. For the three months ended March 31, 2023, and 2022, software development costs were $13,919 and $19,548, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

• Cost of sales

Cost of sales under online ordering consist of the cost of merchandise ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

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

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $130,664 and $196,102 for the three months ended March 31, 2023 and 2022, respectively.

• Product warranties

The Company's provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company's suppliers, the Company has concluded that no warranty liability is required as of March 31, 2023 and December 31, 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

• Income tax

The Company adopted the ASC 740 Income Tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

• Foreign currencies translation and transactions

The reporting currency of the Company is the United States Dollar ("US$") and the accompanying consolidated unaudited condensed financial statements have been expressed in US$s. In addition, the Company's subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong ("VND"), Singapore Dollar ("SGD"), Indian Rupee ("INR"), Philippines Pesos ("PHP"), Malaysian Ringgit ("MYR), Thailand Baht ("THB") and Indonesian Rupiah ("IDR"), respectively, which are the functional currencies in which the subsidiary's operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, "Translation of Financial Statement" ("ASC 830") using the applicable exchange rates on the balance sheet date. Shareholders' equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed statements of changes in shareholder's equity.

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end SGD:US$ exchange rate	$0.7521	$0.73848
Period average SGD:US$ exchange rate	$0.7500	$0.73928

Translation of amounts from VND into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end VND:US$ exchange rate	$0.000043	$0.000044
Period average VND:US$ exchange rate	$0.000042	$0.000044

Translation of amounts from INR into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end INR:US$ exchange rate	$0.01217	$0.01322
Period average INR:US$ exchange rate	$0.01216	$0.01329

Translation of amounts from PHP into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end PHP:US$ exchange rate	$0.01841	$	N/A
Period average PHP:US$ exchange rate	$0.01823	$	N/A

Translation of amounts from THB into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end THB:US$ exchange rate	$0.02925	$	N/A
Period average THB:US$ exchange rate	$0.02944	$	N/A

Translation of amounts from MYR into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end MYR:US$ exchange rate	$0.22646	$	N/A
Period average MYR:US$ exchange rate	$0.22777	$	N/A

Translation of amounts from IDR into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end IDR:US$ exchange rate	$0.000067	$	N/A
Period average IDR:US$ exchange rate	$0.000066	$	N/A

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

For the three months ended March 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company's net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended March 31,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(5,294,927)	$(6,548,378)
Weighted average common shares outstanding – Basic and diluted	27,082,849	21,892,111
Net loss per share – Basic and diluted	$(0.20)	$(0.30)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Three months ended March 31,
	2023	2022
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,803,229	3,803,229
Warrants granted with Series C-1 Convertible Preferred Stock (b)	1,068,000	1,068,000
Total of common stock equivalents	6,816,499	6,816,499
(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.
(b)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

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

As of March 31, 2023 and December 31, 2022, the Company recorded the right of use asset of $1,708,658 and $1,537,670 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company's common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2023, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three months ended March 31, 2023 and 2022. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required by ASC 850. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

• Commitments and contingencies

The Company follows the ASC 450, Commitments, to account for contingencies. Certain conditions may exist as of the date the unaudited condensed financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, which assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 21, "Commitments and Contingencies".

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in "Part I, Item 1A. Risk Factors" in the Company's Form 10-K filed with the Securities and Exchange Commission on March 23, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC."

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

SOCIETY PASS INCORPORATED.

Date: May 10, 2023	/s/ Dennis Nguyen
Dennis Nguyen
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ Raynauld Liang
Raynauld Liang
Chief Financial Officer
(Principal Financial Officer)

