Form 10-K/A
period 2022-12-31
SOCIETY PASS INCORPORATED.
filed 2023-08-01
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $30.4 million.

The number of shares outstanding of the Registrant's common stock, par value $0.0001 per share, on August 1, 2023 was 28,457,239.

1

EXPLANATORY NOTE

Society Pass Incorporated (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) in order to amend and restate certain items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed March 23, 2023 (the “Original 10-K”), to provide amended disclosures pursuant to correspondence with the staff of the Securities and Exchange Commission in connection with their review of the Original 10-K.

Part II. Item 9A of the Original 10-K is hereby amended with the addition to Item 9A of only:

(c) Management’s Report on Internal Controls Over Financial Reporting

We are also including currently dated certifications by our principal executive officer and principal financial officer as Exhibits 31.1 and 31.2 under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Section 302 Certifications”).

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K. Moreover, the information in this Amendment does not update or otherwise affect the financial statements filed as part of the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC. The filing of this Amendment is not an admission that the Original 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2023	SOCIETY PASS INCORPORATED

	By:	/s/ Dennis Nguyen
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

Signature	Title	Date

/s/ Dennis Nguyen	Chief Executive Officer and Chairman of the Board	August 1, 2023
Dennis Nguyen	(Principal Executive Officer)

/s/ Raynauld Liang	Chief Financial Officer	August 1, 2023
Raynauld Liang	(Principal Financial and Accounting Officer)

/s/ Tan Bien Kiat	Vice-Chairman of the Board	August 1, 2023
Tan Bien Kiat

/s/ Jeremy Miller	Director	August 1, 2023
Jeremy Miller

/s/ Linda Cutler	Director	August 1, 2023
Linda Cutler

/s/ John Mackay	Director	August 1, 2023
John Mackay

4