Form 10-Q
period 2023-06-30
SOCIETY PASS INCORPORATED.
filed 2023-08-10
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

(+65) 6518-9385

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

Yes ☐ No ☒

As of August 8, 2023, there were 28,457,239 shares of the registrant's common stock, $0.0001 par value, outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,839,434	$18,930,986
Restricted cash	80,631	72,350
Accounts receivable, net	1,244,260	951,325
Inventories	200,359	310,932
Contract assets	303,001	20,310
Deposits, prepayments and other receivables	1,762,319	2,711,042
Deferred tax assets	164,836	—
Total current assets	14,594,840	22,996,945

Non-current assets:
Intangible assets, net	6,778,942	7,458,089
Goodwill	176,922	—
Property, plant and equipment, net	813,315	706,038
Right of use assets, net	1,609,461	1,537,670
Total non-current assets	9,378,640	9,701,797
TOTAL ASSETS	$23,973,480	$32,698,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$1,732,961	$1,296,571
Contract liabilities	1,251,633	1,405,090
Accrued liabilities and other payables	6,500,647	8,325,225
Due to related parties	64,181	22,311
Deferred tax liabilities	69,000	69,000
Operating lease liabilities	555,591	467,938
Loan	24,378	28,164
Total current liabilities	10,198,391	11,614,299

Non-current liabilities
Operating lease liabilities	1,065,261	1,073,126
TOTAL LIABILITIES	11,263,652	12,687,425

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares: $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of June 30, 2023 and December 31, 2022, respectively	—	—
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 2,548 Series B shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 3,500 Series X shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common shares: $0.0001 par value, 95,000,000 shares authorized; 28,457,239and 27,082,849 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,845	2,708
Additional paid-in capital	103,694,273	101,427,160
Less: Common shares held in treasury, at cost; 611,605 and 0 shares at June 30, 2023 and December 31, 2022	(640,525)	—
Accumulated other comprehensive gain (loss)	(184,252)	56,527
Accumulated deficit	(89,748,748)	(81,138,563)
Total equity attributable to Society Pass Incorporated	13,123,593	20,347,832
Non-controlling interest	(413,765)	(336,515)
TOTAL EQUITY	12,709,828	20,011,317
TOTAL LIABILITIES AND EQUITY	$23,973,480	$32,698,742

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED June 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue, net
Sales – online ordering	$112,169	$482,410	$369,771	$916,551
Sales – digital marketing	1,510,960	—	2,794,734	—
Sales – online ticketing and reservation	556,042	—	1,042,749	—
Sales – data	6,369	5,642	20,671	5,642
Software sales	1,692	10,941	1,887	21,890
Hardware sales	—	69	—	69
Total revenue	2,187,232	499,062	4,229,812	944,152

Cost of sales:
Cost of online ordering	(124,489)	(456,968)	(359,735)	(852,858)
Cost of digital marketing	(1,306,684)	—	(2,270,845)	—
Cost of online ticketing and reservation	(95,067)	—	(171,544)	—
Cost of data	(14,708)	(975)	(33,354)	(975)
Software sales	(69,125)	(41,212)	(130,938)	(105,205)
Hardware sales	—	(45)	—	(45)
Total cost of revenue	(1,610,073)	(499,200)	(2,966,416)	(959,083)
Gross income (loss)	577,159	(138)	1,263,396	(14,931)

Operating expenses:
Sales and marketing expenses	(98,714)	(253,290)	(229,378)	(449,392)
Software development costs	(15,209)	(17,320)	(29,128)	(36,868)
Impairment loss	—	—	—	(528,583)
General and administrative expenses	(3,879,049)	(7,345,364)	(9,870,935)	(13,186,062)
Total operating expenses	(3,992,972)	(7,615,974)	(10,129,441)	(14,200,905)

Loss from operations	(3,415,813)	(7,616,112)	(8,866,045)	(14,215,836)

Other income (expense):
JV income	3,696	—	6,844	—
Gain on early lease termination	—	—	1,064	—
Interest income	59,208	6,027	99,194	6,072
Interest expense	(300)	(384)	(652)	(4,429)
Waiver of loan payable	15,200	—	15,200	—
Written-off of fixed assets	(2,583)	—	(2,583)	—
Other income	32,416	24,672	49,203	38,293
Total other income (expense)	107,637	30,315	168,270	39,936

Loss before income taxes	(3,308,176)	(7,585,797)	(8,697,775)	(14,175,900)

Income taxes	(1,054)	(797)	(1,668)	(2,099)

NET LOSS	(3,309,230)	(7,586,594)	(8,699,443)	(14,177,999)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	6,028	(82,270)	(89,258)	(125,297)

NET LOSS ATTRIBUTABLE TO NON-SOCIETY PASS INCORPORATED	$(3,315,258)	$(7,504,324)	$(8,610,185)	$(14,052,702)

Other comprehensive income (loss):
Net loss	(3,309,230)	(7,586,594)	(8,699,443)	(14,177,999)
Foreign currency translation adjustment	171,645	66,875	(228,771)	21,699

COMPREHENSIVE LOSS	$(3,137,585)	$(7,519,719)	$(8,928,214)	$(14,156,300)

Net income (loss) attributable to non-controlling interest	6,028	(82,270)	(89,258)	(125,297)
Foreign currency translation adjustment attributable to non-controlling interest	30,207	6,371	12,008	3,356
Comprehensive loss attributable to Society Pass Incorporated	$(3,173,820)	$(7,443,820)	$(8,850,964)	$(14,034,359)

Net loss per share attributable to Society Pass Incorporated:
– Basic	$(0.12)	$(0.31)	$(0.30)	$(0.61)
– Diluted	$(0.12)	$(0.31)	$(0.30)	$(0.61)

Weighted average common shares outstanding
– Basic	28,171,523	24,347,607	27,630,193	23,126,643
– Diluted	28,171,523	24,347,607	27,630,193	23,126,643

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

		Three and Six months ended June 30, 2023
	Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated other comprehensive income	Accumulated deficits	Non-controlling interest	Total Stockholders' Deficit
Balances at January 1, 2023	3,500	$—	27,082,849	$2,708	—	$—	$101,427,160	$56,527	$(81,138,563)	$(336,515)	$20,011,317
Shares issued for services	—	—	196,078	11	—	—	546,489	—	—	—	546,500
Shares issued for accrued salaries	—	—	109,156	20	—	—	113,480	—	—	—	113,500
Shares issued upon the exercise options			783,440	78	—	—	1,226,715	—	—	—	1,226,793
Shares repurchase during the period	—	—	—	—	511,760	(541,988)	—	—	—	—	(541,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(382,217)	—	(18,199)	(541,988)
Net loss for the year	—	—	—	—	—	—	—	—	(5,294,927)	(95,286)	(5,390,213)
Balances at March 31, 2023	3,500	$—	28,171,523	$2,817	511,760	$(541,988)	$103,313,844	$(325,690)	$(86,433,490)	$(450,000)	$15,565,493
Shares issued for services	—	—	—	—	—	—	149,625	—	—	—	149,625
Shares issued for accrued salaries	—	—	285,718	28	—	—	230,804	—	—	—	230,832
Shares repurchase during the period	—	—	—	—	99,845	(98,537)	—	—	—	—	(98,537)
Foreign currency translation adjustment	—	—	—	—	—	—	—	141,438	—	30,207	171,645
Net income (loss) for the year	—	—	—	—	—	—	—	—	(3,315,258)	6,028	(3,309,230)
Balances at June 30, 2023	3,500	$—	28,457,241	$2,845	611,605	$(640,525)	$103,694,273	$(184,252)	$(89,748,748)	$(413,765)	$12,709,828

See accompanying notes to unaudited condensed consolidated financial statements.

	Three and Six months ended June 30, 2022
	Preferred Stock		Common stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficits	Non-controlling interests	Total equity
Balance as of January 1, 2022	3,500	$—	19,732,406	$1,973	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$32,325,683
Shares issued for services	—	—	116,000	11	1,632,162	—	—	—	1,632,163
Shares issued for accrued salaries	—	—	25,444	3	86,466	—	—	—	86,469
Sale of units in public offering (net of expense)	—	—	3,484,845	348	10,402,543	—	—	—	10,402,891
Shares issued to acquire subsidiary	—	—	226,629	23	799,977	—	—	—	800,000
Share issued upon the exercise of warrant	—	—	160,000	16	356,984	—	—	—	357,000
Share issued for accrued services	—	—	13,273	1	119,456	—	—	—	119,457
Fair value of stock option granted for director’s bonus	—	—	—	—	303,990	—	—	—	303,990
Shares issued to acquire non-controlling interest	—	—	2,497	—	22,470				22,470
Foreign currency translation adjustment	—	—	—	—	—	(42,161)	—	(3,015)	(45,176)
Net loss for the period	—	—	—	—	—	—	(6,548,378)	(43,027)	(6,591,405)
Balance as of March 31, 2022	3,500	$—	23,761,094	$2,375	$93,557,338	$(96,501)	$(53,900,834)	$(148,826)	$39,413,552
Share issued upon the exercise of warrant	—	—	27,300	3	55,887	—	—	—	55,890
Shares issued for services	—	—	370,000	37	1,694,702	—	—	—	1,694,739
Shares issued for accrued salaries	—	—	29,353	3	61,747	—	—	—	61,750
Shares issued for director’s remuneration	—	—	316,092	32	899,964	—	—	—	899,996
Shares issued to acquire subsidiary	—	—	40,604	4	83,236	—	—	—	83,240
Fair value of stock option granted for director’s bonus	—	—	—	—	(303,990)	—	—	—	(303,990)
Reverse shares issued to acquire non-controlling interest	—	—	—	—	(22,470)	—	—	—	(22,470)
Net loss for the period	—	—	—	—	—	—	(7,504,324)	(82,270)	(7,586,594)
Foreign currency translation adjustment	—	—	—	—	—	60,504	—	6,371	66,875
Balance as of June 30, 2022	3,500	$—	24,544,443	$2,454	$96,026,414	$(35,997)	$(61,405,158)	$(224,725)	$34,362,988

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Six Months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,699,443)	$(14,177,999)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	935,531	1,614,617
Gain from early lease termination	(1,064)	—
Written-off of fixed assets	2,583	—
Waiver of loan payable	(15,200)	—
Impairment loss	—	528,583
Financing charges – first insurance funding	—	4,429
Stock based compensation for services	2,267,250	4,208,568
Deferred tax assets	(164,836)	—
Change in operating assets and liabilities:
Accounts receivable	(269,800)	8,699
Inventories	110,573	(111,060)
Deposits, prepayments and other receivables	1,005,716	2,470,800
Contract assets	(282,691)	—
Contract liabilities	(203,281)	(20,611)
Accounts payables	425,124	104,097
Accrued liabilities and other payables	(2,047,472)	436,712
Advances to related parties	57,070	(502,014)
Right of use assets	279,986	139,420
Operating lease liabilities	(286,297)	(152,715)
Net cash used in operating activities	(6,886,251)	(5,448,474)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(244,454)	(58,901)
Purchase of subsidiary	—	(200,000)
Cash from purchase of subsidiary and business operation	26,933	31,028
Net cash used in investing activities	(217,521)	(227,873)

Cash flows from financing activities:
Repurchase of common share	(640,525)	—
Proceed from the issuance of preferred stock and exercise of warrants into preferred stock	—	412,890
Proceeds from public offering, net of offering expenses	—	10,402,891
Repayment of loan	—	(464,368)
Net cash provided by (used in) financing activities	(640,525)	10,351,413
Effect on exchange rate change on cash and cash equivalents	(338,975)	73,003
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,083,271)	4,748,069
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	19,003,336	23,264,777

CASH AND CASH EQUIVALENT AT END OF YEAR	$10,920,605	$28,012,846

Supplemental disclosure of cash flow information:
Cash paid for interest	$652	$—
Cash paid for income tax	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to acquire subsidiary	$—	$883,240
Shares issued for accrued services	$—	$119,457
Impact of adoption of ASC 842 - lease obligation and ROU asset	$—	$243,186
Common stock issued for accrued salaries	$—	$209,969

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

NOTE－1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the "Company")was incorporated in the State of Nevada on June 22, 2018, under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company, through its subsidiaries, mainly sells and distributes the hardware and software for a Point of Sales (POS)application in Vietnam. The Company also has online lifestyle platform to enable consumers to purchase high-end brands of all categories under its own brand name of "Leflair." The Company has made several acquisitions in calendar year 2022 and 2023, as follows:

•	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.
•	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN)Co Ltd (collectively, "Gorilla Networks"), a food delivery service.
•	On July 7, 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively "Thoughtful Media"), whose business provides services to advertisers that helps to make internet advertising more effective.
•	On July 21, 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. ("Mangan), a Philippines restaurant and grocery delivery business.
•	On August 15, 2022, the Company and its 95%-owned subsidiary SOPA Technology Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. ("Nusatrip")and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri ("Tunas"), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.
•	On April 1, 2023, the Company’s 100% owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Wahana Cerita Indonesia, an Indonesia company operating digital marketing and event organizing.
•	On April 1, 2023, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Join Stock Company, a Vietnam travel agency.

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

The registration statement for the Company's Initial Public Offering became effective on November 8, 2021. On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC (the "Underwriter")related to the offering of 2,888,889 shares of the Company's common stock (the "Firm Shares"), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the "Option Shares")to cover over-allotments. The Company raised gross proceeds of $26,000,001 and $2,124,999 from its initial public offering and from the sale of the Option Shares, respectively.

On February 8, 2022, the Company entered into an underwriting agreement (the "Underwriting Agreement")with the "Underwriter, related to the offering of 3,030,300 shares (the "Shares")of the Company's common stock and warrants to purchase up to 3,030,300 shares of common stock of the Company (the "Warrants"). Each Share was sold together with one Warrant to purchase one Share at a combined offering price of $3.30. In addition, the Company granted the Underwriter a 45-day over-allotment option to purchase up to an additional 454,545 Shares and/or Warrants, at the public offering price, less discounts and commissions. On February 10, 2022, the Underwriter gave notice to the Company of the full exercise of their over-allotment option and that delivery of the overallotment securities was made on February 11, 2022.

On June 30, 2023, NextGen Retail Inc., a Nevada corporation (the “Buyer”), a wholly-owned subsidiary of the Company (the “Registrant”), entered into a Securities Purchase Agreement with Story-I Ltd., an Australian corporation (“Story-I Australia”), Story-I Pte Ltd., a Singapore corporation (“Story-I Singapore”), a wholly-owned subsidiary of Story-I Australia, and Michael Chan, to purchase 95% of the outstanding shares (the “Majority Shares”) of PT Inetindo Infocom (the “Company”), an Indonesian company and retail reseller of Apple computers and other electronics in Indonesia. The consideration for the Majority Shares to be paid to Story-I Australia and Story-I Singapore by the Buyer is AUS$2,787,173, approximately US$ 1.85 million based on current exchange rates.

Description of subsidiaries incorporated by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	United States, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Hottab Pte Ltd. (HPL)	Singapore January 17, 2015	Software development and marketing for the F&B industry	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Thoughtful Media Group Co. Ltd (FKA: Hottab Asset Company Limited)	Vietnam July 25, 2019	Digital marketing	VND 5,000,000,000	100%
Nextgen Retail Incorporated (FKA: Leflair Incorporated)	United States December 7, 2021	Investment holding	US$1	100%
SOPA Capital Limited	United Kingdom December 07, 2021	Investment holding	GBP 1	100%
SOPA (Phil) Incorporated	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co. Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte Ltd	Singapore January 7, 2022	Investment holding	US$2,000	100%
Gorilla Networks Pte. Ltd.	Singapore September 3, 2019	Investment holding	US$2,620,000 and SGD 730,000	100%
Gorilla Connect Pte. Ltd.	Singapore May 18, 2022	Telecommunications resellers	SGD 100	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunications resellers	SGD 100	100%
Gorilla Networks (VN) LLC	Vietnam December 16, 2020	Telecommunications resellers	VND 233,000,000	100%
Thoughtful Media Group Incorporated	United States June 28,2022	Investment holding	US$10	100%
Thoughtful (Thailand) Co. Ltd	Thailand September 2, 2014	Digital marketing	THB 4,000,000	99.75%
AdActive Media CA Inc.	United States April 12, 2010	Digital marketing	US$252	100%
PT Tunas Sukses Mandiri	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	99%
Nusatrip Malaysia Sdn Bhd	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	99%
Nusatrip Singapore Pte Ltd	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	99%
Nusatrip International Pte Ltd	Singapore January 9, 2015	Online ticketing and reservation	SGD 905,006.51	99%
PT Wahana Cerita Indonesia	Indonesia January 14, 2022	Digital marketing and event organizer	IDR 51,000,000	100%
Mekong Leisure Travel Joint Stock Company	Vietnam October 6, 2011	Online ticketing, reservation and system	VND 875,460,000	99%
Sopa Incorporated	United States May 22, 2023	Investment holding	Preferred: US$1,000 Common: US$20,000	100%
Nusatrip Incorporated	United States May 22, 2023	Investment holding	Preferred: US$1,000 Common: US$20,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

On February 23, 2023, Society Pass Incorporated acquired additional issued capital in Nusatrip International Pte Ltd of 2,225,735 number of ordinary stock and increased its shareholding from 75% to 99%, and to the subsidiaries within the group.

On May 22, 2023, Thoughtful Media Group Inc and Society Pass Inc acquired additional issued capital in Thoughtful (Thailand) Co Ltd of 397,000 and 2,000 number of ordinary stocks amounted to THB 1,985,000 and THB 10,000 respectively. Total shareholding interest remain unchanged.

NOTE－2 LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2023, the Company had cash balances of $10,920,065, a working capital surplus of $4,396,449 and accumulated deficit $89,748,748. For the six months ended June 30, 2023, the Company had a net loss of $8,699,443 and net cash used in operating activities of $6,886,251. Net cash used in investing activities was $217,521. Net cash used in financing activities was $640,525, resulting principally from share repurchase.

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

Global Events

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

• Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders' deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2023 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP")have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2022 audited financial statements and accompanying notes filed with the SEC.

• Emerging Growth Company

We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (i)comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii)provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii)comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”)or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv)comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i)and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

• Business combination

The Company follows Accounting Standards Codification ("ASC")ASC Topic 805, Business Combinations ("ASC 805")and ASC Topic 810, Consolidation ("ASC 810"). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "fair value." The statement applies to all business combinations. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for the resulting goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company's results of operations.

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

• Segment reporting

ASC Topic 280, Segment Reporting ("Topic 280")establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. The Company currently operates in four reportable operating segments: (i)Online Grocery and Food and Groceries Deliveries, (ii)Digital marketing, (iii)Online ticketing and reservation, (iv)Telecommunications Reseller, (v)e-Commerce, and (vi)Merchant Point of Sale ("merchant POS").

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2023 and December 31,2022, the cash and cash equivalents excluded restricted cash amounted to $10,839,434 and $18,930,986, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $3,846,897 and $10,431,681 as of June 30, 2023 and December 31, 2022, respectively. In addition, the Company has uninsured bank deposits of $6,273,262 and $$12,032,534 with a financial institution outside the U.S as of June 30, 2023 and December 31, 2022, respectively. All uninsured bank deposits are held at high quality credit institutions.

• Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of June 30, 2023 and December 31, 2022, the restricted cash amounted to $80,631 and $72,350, respectively.

• Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer's financial condition, the customer's creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer's financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both June 30, 2023 and December 31, 2022, there was no need for allowance for doubtful accounts.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company's suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the six months ended June 30, 2023 and 2022, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $200,359 and $310,932 at June 30, 2023 and December 31, 2022, respectively.

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

• Revenue recognition

The Company adopted Accounting Standards Update ("ASU")2014-09, Revenue from Contracts with Customers (Topic 606)("ASU 2014-09"). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	Identify the contract with a customer;
•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to performance obligations in the contract; and
•	Recognize revenue as the performance obligation is satisfied.

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our four business segments (business to consumer or "B2C"), grocery and food delivery (B2C), telecommunication reseller (B2C)and the services providing to merchants for their business growth (business to business or "B2B").

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

Lifestyle

The Company has developed an online lifestyle platform (the "Lifestyle Platform")under its own brand name of "Leflair" to enable consumers to purchase high-end brands in many categories. Using the Company's smart search engine, consumers search or review their favorite brands among hundreds of choices in various categories, including Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The Lifestyle Platform also allows customers to order from hundreds of vendor choices with personalized promotions based on their individual purchase history and location. The platform has also partnered with a Vietnam-based delivery company, Amilo, to offer seamless delivery of product from merchant to consumer's home or office at the touch of a button. Consumers can place orders for delivery or can collect their purchases at the Company's logistics center.

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

Digital Marketing

The acquisition of a digital marketing platform, TMG, amplifies the reach and engagement of the Company's e-commerce ecosystem and retail partners. Originally founded in 2010, TMG today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage TMG's wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

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

Travel

The Company purchased the Nusatrip Group, a leading Jakarta-based Online Travel Agency ("OTA")in Indonesia and across SEA. The NusaTrip acquisition extended SoPa's business reach into SEA regional travel industry and marked the Company's first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, NusaTrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, NusaTrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors.

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

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $54,707 and $482,410 respectively, in the Lifestyle sector.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $280,924 and $892,715 respectively, in the Lifestyle sector.

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

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $1,692 and $10,941, respectively, from software fees.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $1,887 and $21,890 respectively, from software fees.

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

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $54,762 and $8,042, respectively, from this stream.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $88,847 and $23,836, respectively, from this stream.

As a telecommunication reseller we provide local mobile data and overseas internet data plans under the brand name of "Gorilla," which company we acquired in May 2022. Our telecommunication revenues are recorded for ASC Topic 606 purposes as follows:

Local mobile plan - customers choose and subscribe to a monthly local mobile plan through our "Gorilla" online platform. The Company will proceed to register the sim card (effectively, the mobile telephone number activation card)and arrange delivery of that Sim card to the customer. Following Sim card activation, the system will capture the monthly data usage of each customer, calculated in accordance with the package data capacity and monthly subscription rate, which amounts are aggregated and recorded as revenue. Unused data will be converted to Rewards Points and carried forward to next month for potential subsequent data usage. As a result of the rewards points, the company also recognize revenue from Rewards Point redemption for subscription fees offset, voucher redemption, extra data purchases, that the customer chooses to use via our online platform.

Overseas internet data plan – a customer will place order for their desired overseas internet data plan through either the "Gorilla" online platform or third-party partner platforms. Subscription revenue is recognized when the Sim card is delivered and activated.

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $6,369 and $5,642, respectively, from telecommunications.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $20,671 and $5,642, respectively, from telecommunications.

Digital marketing provides the services that affiliate with multiple YouTube channels to offer services that include audience development, content programming, creator collaborations, digital right managements, monetization, and/or sales as follows:

The Company is required to establish as Multi-Channel Network (MCN)for YouTube Creators and fulfilled the basic MCN guidelines on timely basis. The Company engages the creator in contract as a platform to nurture the creator in brainstorming creative content ideas, coaching on growing their audience size and connection with top brands.

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $1,510,960 and $0, respectively, from this stream.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $2,794,734 and $0, respectively, from this stream.

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

Online hotel booking system provides information, prices, availability, booking services for domestic hotels as follows:

The Company's revenues are substantially reported on a gross basis as the company is primarily responsible for providing the underlying online booking system to hotel owner. Revenue from system subscription fee and commission are substantially recognized at period of time throughout the performance obligations that are satisfied.

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $556,042 and $0, respectively, from this stream.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $1,042,749 and $0, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company's right to receive consideration becomes unconditional.

There were contract assets balance was $303,001 and $20,310 on June 30, 2023 and December 31, 2022, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company's obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer's consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company's contract liability balance was $1,251,633 and $1,405,090 on June 30, 2023 and December 31, 2022, respectively.

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

Research and development expenditures arising from the development of the Company's own software are charged to operations as incurred. For the six months ended June 30, 2023, and 2022, software development costs were $29,128 and $36,868, respectively. For the three months ended June 30, 2023 and 2022, the software development costs were $15,209 and $17,320, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $229,378 and $449,392 for the six months ended June 30, 2023 and 2022, respectively. Advertising expense was $98,714 and $253,290 for the three months ended June 30, 2023 and 2022, respectively.

• Product warranties

The Company's provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company's suppliers, the Company has concluded that no warranty liability is required as of June 30, 2023 and December 31, 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

• Income tax

The Company adopted the ASC 740 Income Tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%)likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

• Foreign currencies translation and transactions

The reporting currency of the Company is the United States Dollar ("US$")and the accompanying consolidated unaudited condensed financial statements have been expressed in US$s. In addition, the Company's subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong ("VND"), Singapore Dollar ("SGD"), Indian Rupee ("INR"), Philippines Pesos ("PHP"), Malaysian Ringgit ("MYR), Thailand Baht ("THB")and Indonesian Rupiah ("IDR"), respectively, which are the functional currencies in which the subsidiary's operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, "Translation of Financial Statement" ("ASC 830")using the applicable exchange rates on the balance sheet date. Shareholders' equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss)within the unaudited condensed statements of changes in shareholder's equity.

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end SGD$:US$ exchange rate	$0.73826	$0.71874
Period average SGD$:US$ exchange rate	$0.74826	$0.73258

Translation of amounts from VND into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end VND$:US$ exchange rate	$0.000042	$0.000043
Period average VND$:US$ exchange rate	$0.000042	$0.000044

Translation of amounts from INR into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end INR$:US$ exchange rate	$0.012185	$0.012675
Period average INR$:US$ exchange rate	$0.012674	$0.013126

Translation of amounts from PHP into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end PHP:US$ exchange rate	$0.018077	$0.018176
Period average PHP:US$ exchange rate	$0.018099	$0.019173

Translation of amounts from THB into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end THB:US$ exchange rate	$0.028206	$	N/A
Period average THB:US$ exchange rate	$0.029216	$	N/A

Translation of amounts from MYR into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end MYR:US$ exchange rate	$0.213973	$	N/A
Period average MYR:US$ exchange rate	$0.224385	$	N/A

Translation of amounts from IDR into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end IDR:US$ exchange rate	$0.000066	$	N/A
Period average IDR:US$ exchange rate	$0.000066	$	N/A

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

For the three and six months ended June 30, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company's net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended June 30,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(3,315,258)	$(7,504,324)
Weighted average common shares outstanding – Basic and diluted	28,171,523	24,347,607
Net loss per share – Basic and diluted	$(0.12)	$(0.31)

	Six months ended June 30,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(8,610,185)	$(14,052,702)
Weighted average common shares outstanding – Basic and diluted	27,630,193	23,126,643
Net loss per share – Basic and diluted	$(0.30)	$(0.61)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Six months ended June 30,
	2023	2022
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,803,229	3,793,929
Warrants granted with Series C-1 Convertible Preferred Stock (b)	1,068,000	—
Total of common stock equivalents	6,186,499	5,739,199
(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.
(b)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

• Leases

The Company adopted Topic 842, Leases (“ASC 842”)to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”)assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components)must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

As of June 30, 2023 and December 31, 2022, the Company recorded the right of use asset of $1,609,461 and $1,537,670 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans)are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

 • Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company's common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2023, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the six months ended June 30, 2023 and 2022. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

• Related parties

The Company follows ASC 850-10, Related Party Disclosures ("ASC 850")for the identification of related parties and the disclosure of related party transactions.

Pursuant to ASC 850, the related parties include a)affiliates of the Company; b)entities for which investments in their equity securities would be required, absent the election of the fair value option under ASC 825, Financial Instruments, to be accounted for by the equity method by the investing entity; c)trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d)principal owners of the Company; e)management of the Company; f)other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g)other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required by ASC 850. The disclosures shall include: a)the nature of the relationship(s)involved; b)a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c)the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d)amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

• Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”)to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3)broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted)in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3)levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The fair value hierarchy gives the highest priority to quoted prices (unadjusted)in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, contract liabilities, accrued liabilities and other payables, amounts due to related parties and operating lease liabilities, approximate their fair values because of the short maturity of these instruments.

• Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board ("FASB")or other standard setting bodies and adopted by the Company as of the specified effective date.

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

NOTE－4 REVENUE

Revenue was generated from the following activities:

	Six months ended June 30,
	2023	2022
Sales – online ordering	$369,771	$916,551
Sales – digital marketing	2,794,734	—
Sales – online ticketing and reservation	1,042,749	—
Sales – data	20,671	5,642
Software subscription sales	1,887	21,890
Hardware sales	—	69
	$4,229,812	$944,152

	Three months ended June 30,
	2023	2022
Sales – online ordering	$112,169	$482,410
Sales – digital marketing	1,510,960	—
Sales – online ticketing and reservation	556,042	—
Sales – data	6,369	5,642
Software subscription sales	1,692	10,941
Hardware sales	—	69
	$2,187,232	$499,062

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities:

	June 30, 2023	December 31, 2022
Contract liabilities, brought forward	$1,405,090	$25,229
Add: recognized as deferred revenue	1,251,633	1,405,090
Less: recognized as revenue	(1,405,090)	(25,229)
Contract liabilities, carried forward	$1,251,633	$1,405,090

NOTE－5 SEGMENT REPORTING

Currently, the Company has six reportable business segments:

(i)	e-Commerce – operates an online lifestyle platform under the brand name of "Leflair" covering a diversity of services and products, such as fashion and accessories, beauty and personal care, and home and lifestyle, all managed by SOPA Technology Company Ltd,
(ii)	Merchant point of sale ("POS")– is involved in the sale of hardware and software to merchants and this segment is managed by Hottab group and SOPA entities except SOPA Technology Company Ltd,
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

The Company's Chief Finance Officer (CFO)evaluates operating segments using the information provided in the following tables that presents revenues and gross profits by reportable segment, together with information on the segment tangible and intangible assets.

Schedule of Segment Reporting

	Six Months ended June 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	88,847	—	—	280,924	—	—	369,771
Sales – digital marketing	—	2,794,734	—	—	—	—	2,794,734
Sales – online ticketing and reservation	—	—	1,042,749	—	—	—	1,042,749
Sales – data	—	—	—	—	20,671	—	20,671
Software sales	—	—	1,142	—	—	745	1,887
Total revenue	88,847	2,794,734	1,043,891	280,924	20,671	745	4,229,812

Cost of sales:
Cost of online ordering	(99,360)	—	—	(260,375)	—	—	(359,735)
Cost of digital marketing	—	(2,270,845)	—	—	—	—	(2,270,845)
Cost of online platform	—	—	(171,544)	—	—	—	(171,544)
Cost of data	—	—	—	—	(33,354)	—	(33,354)
Software cost	—	—	(8,633)	(120,384)	—	(1,921)	(130,938)
Total cost of revenue	(99,360)	(2,270,845)	(180,177)	(380,759)	(33,354)	(1,921)	(2,966,416)

Gross income (loss)	(10,513)	523,889	863,714	(99,835)	(12,683)	(1,176)	1,263,396

Operating Expenses
Sales and marketing expenses	(1,782)	(21,177)	(148,558)	(55,422)	(52)	(2,387)	(229,378)
Software development costs	—	—	—	—	—	(29,128)	(29,128)
Depreciation	(9,227)	(6,270)	(56,691)	(19,434)	—	(43,909)	(135,531)
Amortization	—	—	—	—	—	(807,521)	(807,521)
General and administrative expenses	(189,297)	(631,917)	(1,006,550)	(429,829)	(73,201)	(6,597,089)	(8,927,883)
Total operating expenses	(200,306)	(659,364)	(1,211,799)	(504,685)	(73,253)	(7,480,034)	(10,129,441)

Loss from operations	(210,819)	(135,475)	(348,085)	(604,520)	(85,936)	(7,481,210)	(8,866,045)

Other income (expense)
JV income	6,844	—	—	—	—	—	6,844
Gain on early lease termination	—	1,064	—	—	—	—	1,064
Interest income	5	123	1,346	783	—	96,937	99,194
Interest expense	(27)	—	5	—	(630)	—	(652)
Waiver of loan payable	26,221	—	—	—	—	(11,021)	15,200
Written-off of fixed assets	(2,583)	—	—	—	—	—	(2,583)
Other income	3,274	65	1,396	1,072	12,441	30,955	49,203
Total other income (expense)	33,734	1,252	2,747	1,855	11,811	116,871	168,270
Loss before income taxes	(177,085)	(134,223)	(345,338)	(602,665)	(74,125)	(7,364,339)	(8,697,775)

	Three Months ended June 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	54,762	—	—	57,407	—	—	112,169
Sales – digital marketing	—	1,510,960	—	—	—	—	1,510,960
Sales – online ticketing and reservation	—	—	556,042	—	—	—	556,042
Sales – data	—	—	—	—	6,369	—	6,369
Software sales	—	—	1,142	—	—	550	1,692
Total revenue	54,762	1,510,960	557,184	57,407	6,369	550	2,187,232

Cost of sales:
Cost of online ordering	(66,094)	—	—	(58,395)	—	—	(124,489)
Cost of digital marketing	—	(1,306,684)	—	—	—	—	(1,306,684)
Cost of online platform	—	—	(95,067)	—	—	—	(95,067)
Cost of data	—	—	—	—	(14,708)	—	(14,708)
Software cost	—	—	(8,633)	(59,836)	—	(656)	(69,125)
Total cost of revenue	(66,094)	(1,306,684)	(103,700)	(118,231)	(14,708)	(656)	(1,610,073)

Gross income (loss)	(11,332)	204,276	453,484	(60,824)	(8,339)	(106)	577,159

Operating Expenses
Sales and marketing expenses	(73)	(13,183)	(72,630)	(10,441)	—	(2,387)	(98,714)
Software development costs	—	—	—	—	—	(15,209)	(15,209)
Depreciation	(4,659)	(5,013)	(28,351)	(11,684)	—	(21,907)	(71,614)
Amortization	—	—	—	—	—	(7,521)	(7,521)
General and administrative expenses	(86,018)	(398,436)	(473,694)	(199,497)	(29,381)	(2,612,888)	(3,799,914)
Total operating expenses	(90,750)	(416,632)	(574,675)	(221,622)	(29,381)	(2,659,912)	(3,992,972)

Loss from operations	(102,082)	(212,356)	(121,191)	(282,446)	(37,720)	(2,660,018)	(3,415,813)

Other income (expense)
JV income	3,696	—	—	—	—	—	3,696
Gain on early lease termination	—	—	—	—	—	—	—
Interest income	1	123	522	260	—	58,302	59,208
Interest expense	—	—	5	—	(305)	—	(300)
Waiver of loan payable	26,221	—	—	—	—	(11,021)	15,200
Written-off of fixed assets	(2,583)	—	—	—	—	—	(2,583)
Other income	3,235	34	462	636	(30)	28,079	32,416
Total other income (expense)	30,570	157	989	896	(335)	75,360	107,637
Loss before income taxes	(71,512)	(212,199)	(120,202)	(281,550)	(38,055)	(2,584,658)	(3,308,176)

	Six Months ended June 30, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	892,715	—	—	892,715
Sales – digital marketing	—	—	—	—	—	—	—
Sales – online platform	23,836	—	—	—	—	—	23,836
Sales – data	—	—	—	—	5,642	—	5,642
Software sales	—	—	—	—	—	21,890	21,890
Hardware sales	—	—	—	—	—	69	69
Total revenue	23,836	—	—	892,715	5,642	21,959	944,152

Cost of sales:
Cost of online ordering	—	—	—	(825,960)	—	—	(825,960)
Cost of online platform	(26,898)	—	—	—	—	—	(26,898)
Cost of data	—	—	—	—	(975)	—	(975)
Software sales	—	—	—	(92,541)		(12,664)	(105,205)
Hardware sales	—	—	—	—	—	(45)	(45)
Total cost of revenue	(26,898)	—	—	(918,501)	(975)	(12,709)	(959,083)

Gross income (loss)	(3,062)	—	—	(25,786)	4,667	9,250	(14,931)

Operating Expenses
Sales and marketing expenses	(818)	—	—	(448,574)	—		(449,392)
Software development costs	—	—	—	—	—	(36,868)	(36,868)
Impairment loss	—	—	—	—	—	(528,583)	(528,583)
Depreciation	(77)	—	—	—	(1,270)	(13,270)	(14,617)
Amortization	—	—	—	—	—	(1,600,000)	(1,600,000)
General and administrative expenses	(59,372)	—	—	(606,910)	(79,852)	(10,825,311)	(11,571,445)
Total operating expenses	(60,267)	—	—	(1,055,484)	(81,122)	(13,004,032)	(14,200,905)

Loss from operations	(63,329)	—	—	(1,081,270)	(76,455)	(12,994,782)	(14,215,836)

Other income (expense)
Gain from early lease termination	—	—	—	—	—	—	—
Interest income	—	—	—	186	—	5,886	6,072
Interest expense	—	—	—	—	—	(4,429)	(4,429)
Loss on settlement of litigation	—	—	—	—	—	—	—
Warrant modification expense	—	—	—	—	—	—	—
Other income	—	—	—	699	1,777	35,817	38,293
Total other income (expense)	—	—	—	885	1,777	37,274	39,936
Loss before income taxes	(63,329)	—	—	(1,080,385)	(74,678)	(12,957,508)	(14,175,900)

	Three Months ended June 30, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	466,616	—	—	466,616
Sales – digital marketing	—	—	—	—	—	—	—
Sales – online platform	23,836	—	—	(8,042)	—	—	15,794
Sales – data	—	—	—	—	5,642	—	5,642
Software sales	—	—	—	—	—	10,941	10,941
Hardware sales	—	—	—	—	—	69	69
Total revenue	23,836	—	—	458,574	5,642	11,010	499,062

Cost of sales:
Cost of online ordering	—	—	—	(432,707)	—	—	(432,707)
Cost of online platform	(26,898)	—	—	2,637	—	—	(24,261)
Cost of data	—	—	—	—	(975)	—	(975)
Software sales	—	—	—	(34,836)	—	(6,376)	(41,212)
Hardware sales	—	—	—	—	—	(45)	(45)
Total cost of revenue	(26,898)	—	—	(464,906)	(975)	(6,421)	(499,200)

Gross income (loss)	(3,062)	—	—	(6,332)	4,667	4,589	(138)

Operating Expenses
Sales and marketing expenses	(818)	—	—	(252,472)	—	—	(253,290)
Software development costs	—	—	—	—	—	(17,320)	(17,320)
Impairment loss	—	—	—	—	—	—	—
Depreciation	(77)	—	—	5	(1,270)	(6,653)	(7,995)
Amortization	—	—	—	—	—	(800,000)	(800,000)
General and administrative expenses	(59,372)	—	—	(435,855)	(79,852)	(5,962,290)	(6,537,369)
Total operating expenses	(60,267)	—	—	(688,322)	(81,122)	(6,786,263)	(7,615,974)

Loss from operations	(63,329)	—	—	(694,654)	(76,455)	(6,781,674)	(7,616,112)

Other income (expense)
Gain from early lease termination	—	—	—	—	—	—	—
Interest income	—	—	—	146	—	5,881	6,027
Interest expense	—	—	—	—	—	(384)	(384)
Loss on settlement of litigation	—	—	—	—	—	—	—
Warrant modification expense	—	—	—	—	—	—	—
Other income	—	—	—	—	1,777	22,895	24,672
Total other income (expense)	—	—	—	146	1,777	28,392	30,315
Loss before income taxes	(63,329)	—	—	(694,508)	(74,678)	(6,753,282)	(7,585,797)

	June 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	381,205	—	79,709	—	938,723	5,379,305	6,778,942
Identifiable assets	270,761	1,943,926	3,241,615	1,040,975	59,183	10,638,077	17,194,537

	December 31, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	378,170	—	89,808	—	948,457	6,041,654	7,458,089
Identifiable assets	345,017	1,507,771	3,190,380	2,164,386	81,924	17,951,175	25,240,653

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

	Six Months Ended June 30,
	2023	2022
Indonesia	$532,977	$20,696
Vietnam	623,376	896,661
Philippines	86,159	21,154
Singapore	451,354	5,641
United States	2,027,071	—
Thailand	506,132	—
Malaysia	2,743	—
	$4,229,812	$944,152

	Three Months Ended June 30,
	2023	2022
Indonesia	$272,118	$10,447
Vietnam	345,639	469,018
Philippines	54,488	13,956
Singapore	212,713	5,641
United States	969,406	—
Thailand	331,717	—
Malaysia	1,151	—
	$2,187,232	$499,062

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

(i) Acquisition of PT Wahana Cerita Indonesia

On April 1, 2023, the Company completed the acquisition of a 100% equity interest in PT Wahana Cerita Indonesia (“PT Wahana”) through its subsidiary Thoughtful Media Group Inc. for total consideration of $35,000, comprised of 24,752 shares of common stock, with a fair value of approximately $25,000 and cash consideration of $10,000. The Company accounted for the transaction as the acquisition of a business.

Purchase price allocation:
Fair value of stock at closing	$25,000
Cash paid	10,000
Purchase price	$35,000

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

The Company is working with an independent valuation firm to finalize the fair value of these identifiable assets and liabilities assumed. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on April 1, 2023. The preliminary estimated fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $35,537 of goodwill.

Acquired assets:
Cash and cash equivalents	$2,644
Trade receivables	9,166
Prepayments	1,577
Total acquired assets	13,387

Less: Assumed liabilities
Accrued liabilities and other payable	13,960
Total Assumed liabilities	13,960

Fair value of net liabilities assumed	(573)
Goodwill recorded	35,573

Cash consideration allocated	$35,000

Goodwill is not expected to be deductible for tax purposes. The Company recognized a goodwill impairment of $35,573 during the six months ended June 30, 2023, because there were continuous operating losses and negative cash flows incurred subsequent to the acquisition date. In accordance with ASC 350, Goodwill – Intangibles and Other, the Company recognized the goodwill impairment loss by comparing the fair value of the PT Wahana reporting unit to the carrying amount of the acquisition.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2023 and 2022.

	Six months ended June 30,
	2023	2022
Revenue	$4,229,812	$944,152
Net loss	$(8,699,443)	$(14,177,999)
Net loss per share	$(0.30)	$(0.57)

(ii) Acquisition of Mekong Leisure Travel Join Stock Company

On April 11, 2023, the Company completed the acquisition of a 100% equity interest in Mekong Leisure Travel Join Stock Company (“Mekong”) through its subsidiary Nusatrip International Pte. Ltd. for total consideration of $164,148, comprised of 76,531 shares of common stock, with a fair value of approximately $75,000 and cash consideration of $89,148. The Company accounted for the transaction as the acquisition of a business.

Purchase price allocation:
Fair value of stock at closing	$75,000
Cash paid	89,148
Purchase price	$164,148

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

The Company is working with an independent valuation firm to finalize the fair value of these identifiable assets and liabilities assumed. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on April 1, 2023. The preliminary estimated fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $141,348 of goodwill.

Acquired assets:
Cash and cash equivalents	$24,289
Trade receivables	13,969
Prepayments	49,031
Cash	6,385
Total acquired assets	93,674

Less: Assumed liabilities
Trade payables	11,266
Accrued liabilities and other payable	9,784
Contract liabilities	49,824
Total Assumed liabilities	70,874

Fair value of net assets	22,800
Goodwill recorded	141,348

Cash consideration allocated	$164,148

Goodwill is not expected to be deductible for tax purposes. The Company recognized a goodwill impairment of $3141,348 during the six months ended June 30, 2023, because there were continuous operating losses and negative cash flows incurred subsequent to the acquisition date. In accordance with ASC 350, Goodwill – Intangibles and Other, the Company recognized the goodwill impairment loss by comparing the fair value of the Mekong reporting unit to the carrying amount of the acquisition.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2023 and 2022.

	Six months ended June 30,
	2023	2022
Revenue	$4,233,181	$1,029,824
Net loss	$(8,720,489)	$(14,129,821)
Net loss per share	$(0.30)	$(0.57)

NOTE－7 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	June 30, 2023 (Unaudited)	December 31, 2022
Deposits	$807,276	$921,429
Prepayments	512,413	573,513
Prepayments for consultancy fee (a)	—	858,665
Value added tax	188,985	140,053
Interest receivable	19,129	12,763
Other receivables	234,516	204,619
Total	$1,762,319	$2,711,042
(a)	On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as consultant to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The considerations of the services are $3,250,000 and $3,190,000. The Company's due to China-America Culture Media Inc. balance was $0 and $433,332 as of June 30, 2023 and December 31, 2022, respectively. The Company's due to New Continental Technology Inc., balance was $0 and $425,333 as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized the amortization of prepaid consulting expense of $858,665 and $2,576,000, respectively, using the straight-line method, over a term of 15 months. For the three months ended June 30, 2023 and 2022, the Company recognized the amortization of prepaid consulting expense of $0 and $1,288,000 respectively

NOTE－8 INVENTORIES

	June 30, 2023	December 31, 2022
Finished goods	$200,359	$310,932
Less:
Reserve for excess and obsolete inventory	—	—
Total Inventories	$200,359	$310,932

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $359,735 and $852,858 incurred during the six months ended June 30, 2023 and 2022, respectively. The inventories were amounted to $200,359 and $310,932 at June 30, 2023 and December 31, 2022, respectively.

NOTE－9 INTANGIBLE ASSETS

As of June 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	Useful life	June 30, 2023	December 31, 2022
At cost:

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development		938,723	948,457
Computer software		750,300	586,888
Software system		381,205	378,170
Intellectual technology		276,000	276,000
Identifiable intangible asset		4,965,654	4,965,654
Other intangible assets	3 – 5 years	—	1,725
		15,311,882	15,156,894
Less: accumulated amotization		(8,532,940)	(7,698,805)
		$6,778,942	$7,458,089

November 1 2018, the Company entered into a software development agreement with CVO Advisors Pte Ltd (CVO)2018 to design and build an App and Web-based platform for the total consideration of $8,000,000. CVO who is a third party vendor in the business of designing, developing, operating computer software applications including mobile and web application for social media, big data, point of sales, loyalty rewards, food delivery and technology platforms in Asia. The CVO developer performed and accepted technical work, of software development phase, which was materially completed by December 23, 2018. The Company obtained a third party license (Wallet Factory International Ltd)for their technology build up by CVO.

The delivered platform was further developed by the Company's in-house technology team (based in Noida that Sopa is currently using for the loyalty platform. The platform can be downloaded from Apple store or Googleplay store (i.e. SoPa App)and the Company's web version is on www.sopa.asia. The platform was completed developed on September 30, 2020 and has estimated life of 2.5 years. The platform started to be amortized from October 1, 2020.

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

Amortization of intangible assets attributable to future periods is as follows:

Period ending June 30, 2023:	Amount
2023	$—

Amortization of intangible assets was $0 and $800,000 for the three months ended June 30, 2023 and 2022, respectively.

Amortization of intangible assets was $800,000 and $1,600,000 for the six months ended June 30, 2023 and 2022, respectively.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $938,723 (2022: $948,457)and pertains to capitalization of the Information Technology consultancy and services incurred in the development process. No amortization was recognized as the project is still ongoing as of June 30, 2023.

Software system is the existing apps development cost and potential software value estimated base on acquisition exercise of Mangan business unit under New Retail Experience Incorporated, through the finalization of Purchase Price Allocation.

Intellectual technology is the identified technology value concluded from acquisition of Pushkart business unit under New Retail Experience Incorporated, through the finalization of Purchase Price Allocation.

Identifiable intangible asset is the potential intangible assets as stakeholder values estimated based on acquisition exercise of Nusatrip Group and TMG Group, through the finalization of Purchase Price Allocation.

NOTE－ 10 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2023	December 31, 2022
At cost:
Computer	$531,838	$600,629
Office equipment	79,246	54,683
Furniture and fixtures	11,589	10,702
Renovation	609,834	322,399
	1,232,507	988,413
Less: accumulated depreciation	(419,192)	(282,015)
Less: exchange difference	—	—
	813,135	706,398

Depreciation expense for the three months ended June 30, 2023 and 2022 were $71,614 and $12,380, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022 were $135,531 and $14,617, respectively.

NOTE－11 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	June 30, 2023	December 31, 2022
Amounts due to related parties (a)	$64,181	$22,311
(a)	The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company's due to related parties balance was $64,181 and $22,311 as of June 30, 2023 and December 31, 2022, respectively.

NOTE－12 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of the following:

	June 30, 2023	December 31, 2022
Accounts payable	$1,732,961	$1,296,571
Accrued liabilities and other payables- Related Party (a)	—	43,360
Accrued liabilities and other payables (b)	6,500,647	8,281,865
Other Accounts payable	6,500,647	8,325,225
Total Accounts payable	$8,233,608	$9,621,796

Accounts payable includes significant third parties balance of $532,752 acquired from Gorilla business through business combination on May 31, 2022.

(a)	The amount represented due to one related party in respect to unpaid salaries and amounted to $0 and $3,360 as of June 30, 2023 and December 31, 2022, respectively.

(b)	Accrued liabilities and other payables consisted of the following:

	June 30, 2023	December 31, 2022
Accrued payroll	$378,169	$1,023,549
Accrued VAT expenses	45,111	6,801
Accrued taxes	1,061,303	1,653,284
Customer deposit	566,338	1,155,695
Customer refund	246,051	1,146,409
Other payables (c)	1,107,741	994,213
Other accrual (d)	3,095,934	2,301,914
Total Accrued liabilities	$6,500,647	$8,281,865
(c)	Included in these balances on June 30, 2023 and December 31, 2022 is a $0 and $75,000, respectively, accrual related to an accrued contingency associated with a lawsuit filed against the Company. In 2023, the Company settled this lawsuit for $15,000.
(d)	The June 30, 2023 and December 31, 2022, balance includes refund provision, income tax provision and other operation accruals.

NOTE－13 LEASES

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease's commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease's commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of June 30, 2022 and December 31, 2022.

The Company used a weighted average incremental borrowing rate of 5.85% to determine the present value of the lease payments. The weighted average remaining life of the lease was 3.30 years.

During the year ended December 31, 2022, the Company enter into new lease arrangements, and accounted as per ASC Topic 842, the ROU asset and lease obligation of $1,762,350.

The Company excluded short-term leases (those with lease terms of less than one year at inception)from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Six months ended June 30,
	2023	2022
Operating lease expense (per ASC 842)	$278,183	$139,420
Short-term lease expense (other than ASC 842)	50,908	4,653
Total lease expense	$329,091	$144,073

As of June 30, 2023, right-of-use assets were $1,609,461 and lease liabilities were $1,620,852.

As of December 31, 2022, right-of-use assets were $1,537,670 and lease liabilities were $1,541,064.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of June 30, 2023

The below table summarizes our (i)minimum lease payments over the next five years, (ii)lease arrangement implied interest, and (iii)present value of future lease payments for the next three years ending June 30:

Years ending June 30,	Operating lease amount
2024	$630,729
2025	494,999
2026	322,300
2027	253,708
2028	72,784
Total	1,744,520
Less: interest	(153,668)
Present value of lease liabilities	$1,620,852
Less: non-current portion	(1,065,261)
Present value of lease liabilities – current liability	$555,591

NOTE－ 14 LOAN

	June 30, 2023	December 31, 2022
Loan – A (i)	24,378	28,164
	$24,378	$28,164
i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the three months ended June 30, 2023 and 2022, the Company recognized the interest expense of $307 and $0, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized the interest expense of $632 and $0, respectively.

NOTE－15 SHAREHOLDERS’ DEFICIT

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

Common stock outstanding

As of June 30, 2023 and December 31, 2022, the Company had a total of 28,457,239 and 27,082,849 shares of its common stock issued and outstanding, respectively.

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

On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC, related to the offering of 2,888,889 shares of the Company's common stock (the "Firm Shares"), at a public offering price of $9.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the "Option Shares")to cover over-allotments. The Company's common stock was listed on the Nasdaq Capital Market on November 9, 2021 and began trading on such date. The closing (the IPO Closing.)of the offering and sale of the Firm Shares and the sale of 236,111 Option Shares occurred on November 12, 2021. Aggregate gross proceeds from the closing related to the Firm Shares and the Option Shares was $26,000,001 and $2,124,999, respectively. The Company incurred expenses of $2,677,846 in connection with the IPO.

Upon the closing of the IPO, all outstanding shares of preferred stock series A, B, B-1, C and C-1 were automatically converted into 888,889 shares, 764,400 shares, 48,000 shares, 465,600 shares and 4,195,200 shares of the Company's common stock for the value of $8,000,000, $3,412,503, $466,720, $8,353,373 and $5,536,832, respectively.

During the six months ended June 30, 2023 and 2022, the Company issued 2,497 and 0 shares of its common stock in exchange for SOPA Technology Pte. Ltd.'s 0.08% non-controlling interest at $22,470 and valued it at par as there was no change in the control over the subsidiary.

On February 8, 2022, the Company entered into an underwriting agreement (the "Underwriting Agreement")with Maxim Group LLC (the "Underwriter"), related to the offering of 3,484,845 shares including over-allotment (the "Shares")of the Company's common stock. Each Share was sold together with one Warrant to purchase one Share at a combined offering price of $3.30.

During the three and six months ended June 30, 2023, no warrants were exercised.

During the three months ended June 30, 2022, a total of 91 warrants were exercised in exchange to 27,300 shares of its common stock for the value of $55,890. During the six months ended June 30, 2022, a total of 70,791 warrants were exercised in exchange to 187,300 shares of its common stock for the value of $412,890.

During the three months ended June 30, 2023 and 2022, the Company issued 0 and 370,000 shares of common stock to consultants in exchange for consulting services value at $0 and $1,060,500, respectively.

During the six months ended June 30, 2023 and 2022, the Company issued 196,078 and 486,000 shares of common stock to consultants in exchange for consulting services value at $546,500 and $1,524,059, respectively.

During the three months ended June 30, 2023 and 2022, the Company issued 285,718 and 29,353 shares of common stock to six of its employees as compensation valued at $230,832 and $61,750, respectively.

During the six months ended June 30, 2023 and 2022, the Company issued 394,874 and 54,797 shares of common stock to six of its employees as compensation valued at $344,332 and $148,219, respectively.

During the three and six months ended June 30, 2022, the Company issued 13,273 shares of common stock to Brugau Pte. Ltd. and Cory Bentley to make up for shortfalls in original issuances pursuant to the terms of the agreements with Brugau Pte Ltd and Cory Bentley, valued at $119,457.

In February 2022, the Company issued 226,629 shares of common stock in exchange for 100% non-controlling interest of its subsidiary New Retail Experience Incorporated, at $3.53 per share, total amounting to $800,000 and valued it at par as there was no change in the control over the subsidiary.

In May 2022, the Company issued partial first tranche 40,604 shares of its common stock for share exchange with the subsidiary’s 100% controlling interest at $2.05, total amounting to $1,000,000 less assumed liabilities of $661,215 and valued it at par as there was no change in the control over the subsidiary. As of June 30, 2022 the accrued consideration liability outstanding is approximately $255,000.

Warrants

In August 2019, the Company issued 21,000 warrants to purchase 21,000 shares of its common stock to one employee as compensation for his services to the Company, at a fair value of $17,500. Each warrant is convertible into one share of common stock at an exercise price of $0.0001 per share. The warrants will expire on the second (2nd)anniversary of the initial date of issuance. As at December 31, 2019, none of the warrants have been exercised. 21,000 shares were fully exercised during the year ended December 31, 2020.

In December 2020, the Company issued a certain number of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant allows the holder to purchase one C-1 preferred stock at a price of $420 per share. The warrants shall be exercisable on or before December 31, 2020, 2021 and 2022. During the three and six months ended June 30, 2023, no warrants was issued.

Below is a summary of the Company's issued and outstanding warrants as of June 30, 2023 and December 31, 2022:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2021	148,305	$20.57	4.88
Issued (a)	3,728,784	$3.28	2.92
Exercised	(79,601)	$3.28	0.5
Expired	(3,560)	$420	—
Expired	—	—	—
Outstanding as of December 31, 2022	3,793,928	$3.565	3.05
Issued	—	—	—
Exercised	—	$—	—
Expired	—	—	—
Outstanding as of June 30, 2023	3,793,928	$3.565	3.05

There is no intrinsic value for the warrants as of June 30, 2023 and December 31, 2022.

(a)	Common stock will be issued upon warrants exercise of the 3,649,484 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. No additional warrants modification expense was recorded as of June 30, 2023 and December 31, 2022, respectively.

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

The total fair value of options vested during the six months ended June 30, 2023 and 2022 was $0 and $0 respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2023 and 2022:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6. 49

Director's stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2021	651,960	$7.65	1.67 years
Issued	—	—	—
Vested	(325,980)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2022	325,980	$7.65	0.92 years
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Unvested as of June 30, 2023	325,980	$7.65	0.92 years

Below are the unvested shares vesting schedule at future years:

Year ending December 31 2023	325,980
Total	325,980

The Company issued 814,950 shares of its common stock on September 1, 2021 ("start date")of which 651,960 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 162,990 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the three months ended June 30, 2023 and 2022, the Company recognized the amortization of stock compensation expense of $149,625 and $634,240, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized the amortization of stock compensation expense of $496,125 and $1,802,584, respectively. The remaining unamortized vesting expenses in 0.42 years which estimated with a cost of $346,500.

NOTE－16 PREFERRED STOCKS AND WARRANTS

As of June 30, 2023 and December 31, 2022, the Company’s preferred stocks have been designated as follow:

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

Voting Rights: (1)The affirmative vote of at least a majority of the holders of each series of preferred stock shall be necessary to:

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
(c)	increase or decrease (other than decreases resulting from conversion of the Series A Preferred Stock)the authorized number of shares of the Company’s preferred stock or any series thereof, the number of shares of the Company’s common stock or any series thereof or the number of shares of any other class or series of capital stock of the Company; and
(d)	any repurchase or redemption of capital stock of the Company except any repurchase or redemption at cost upon the termination of services of a service provider to the Company or the exercise by the Company of contractual rights of first refusal as applied to such capital stock.

Dividend Rights: The holders of the Company’s preferred stock are not entitled to any dividend rights.

Conversion Rights (Series A Preferred Stock): Upon the consummation of this offering, the issued and outstanding shares of Series A Preferred Stock automatically convert into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x)the aggregate Stated Value of the issued and outstanding Series A Preferred Stock plus any other amounts due to the holders thereof divided by (y)the offering price of the Company’s common stock. If 90 days after conversion, the closing market price of the Company’s common stock as quoted on Nasdaq (the “Market Value”)has decreased below the initial public offering price, each holder of the Series A Preferred Stock shall be issued a warrant to purchase a number of shares of the Company’s common stock equal to 40% of the quotient of the (a)aggregate Stated Value held by such holder before conversion at the initial public offering price and the Market Value of the shares of common stock that were issuable upon conversion divided by (b)the Market Value. The warrants shall have a term of five years and shall be exercisable at the Market Value.

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

Liquidation Rights: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a "Liquidation Event"), the holders of each series of preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of the Company’s common stock by reason of their ownership thereof, an amount per share in cash equal to the greater of (x)the aggregate Stated Value for all shares of such series of Preferred Stock then held by then or (y)the amount payable per share of the Company’s common stock which such holder of preferred stock would have received if such holder had converted to common stock immediately prior to the Liquidation Event all of such series of preferred stock then held by such holder (the "Series Stock Liquidation Preference"). If, upon the occurrence of a Liquidation Event, the funds thus distributed among the holders of the preferred stock shall be insufficient to permit the payment to the holders of the preferred stock the full Series Stock Liquidation Preference for all series, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the preferred stock in proportion to the aggregate Series Liquidation Preferences that would otherwise be payable to each of the holders of preferred stock. Such payment shall constitute payment in full to the holders of the preferred stock upon the Liquidation Event. After such payment shall have been made in full, or funds necessary for such payment shall have been set aside by the Company in trust for the account of the holders of preferred stock, so as to be immediately available for such payment, such holders of preferred stock shall be entitled to no further participation in the distribution of the assets of the Company. The sale of all or substantially all of the assets of the Company, or merger, tender offer or other business combination to which the Company is a party in which the voting stockholders of the Company prior to such transaction do not own a majority of the voting securities of the resulting entity or by which any person or group acquires beneficial ownership of 50% or more of the voting securities of the Company or resulting entity shall be deemed to be a Liquidation Event.

Other Matters: The holders of the Company’s preferred stock have no subscription or redemption privileges and are not subject to redemption. The Company’s Series Preferred Stock does not entitle its holders to preemptive rights. All of the outstanding shares of the Company’s preferred stock are fully paid and non-assessable.

Series A Preferred Shares

No Series A Preferred Stocks were issued during the three and six months ended June 30, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company's common stock valued at $8,000,000, equal to approximately $9 per share.

As of June 30, 2023 and December 31, 2022, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued during the three and six months ended June 30, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company's common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of June 30, 2023 and December 31, 2022, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Stocks issued during the three and six months ended June 30, 2023 and 2022.

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

As of June 30, 2023 and December 31, 2022, there were no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the three and six months ended June 30, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company's common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of June 30, 2023 and December 31, 2022, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

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

As of June 30, 2023 and December 31, 2022, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

Series X Super Voting Preferred Shares

In August 2021, the Company created a new series of preferred stock titled "Series X Super Voting Preferred Stock", at par value, consisting of 2,000 shares. The Series X Super Voting Preferred Stock carries certain rights and privileges including but not limited to the right to 4,000 votes per share)to vote on all matters that may come before the stockholders of the Corporation, voting together with the common stock as a single class on all matters to be voted or consented upon by the stockholders but is not entitled to any dividends, liquidation preference or conversion or redemption rights. The Series X Super Voting Preferred Stock is accounted for as an equity classification.

As of June 30, 2023 and December 31, 2022, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－ 17 TREASURY STOCKS

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. The following table presents information with respect to repurchases of common stock during the six months ended June 30, 2023 and 2022:

	Six Months ended June 30,
	2023	2022
Aggregate common stock repurchased	$611,605	$—
Weighted average price paid per share	1.0473	—
Total amount paid	$640,525	$—

As of June 30, 2023, we had up to $1,359,475 of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE－ 18 INCOME TAXES

For the three months ended June 30, 2023 and 2022, the local (“Nevada”)and foreign components of loss before income taxes were comprised of the following:

	Six Months ended June 30,
	2023	2022
Tax jurisdiction from:
- Local	$5,647,001	$11,263,271
- Foreign	3,050,774	2,912,629
Loss before income taxes	$8,697,775	$14,175,900

The provision for income taxes consisted of the following:

Six Months ended June 30,
	2023	2022
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	—	—
- India	1,265	2,099
- Philippines	—	—
- Indonesia	403	—
- Thailand	—	—
- Malaysia	—	—

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
- Philippines	—	—
- Indonesia	—	—
- Thailand	—	—
- Malaysia	—	—
Income tax expense	$1,668	$2,099

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

As of June 30, 2023, the operation in the U.S. incurred $29,529,329 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration.

The Company has provided for a full valuation allowance against the deferred tax assets of $6,201,159 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of June 30, 2023, the operation in the Singapore incurred $7,036,368 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,196,182 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of June 30, 2023, the operation in the Vietnam incurred $4,033,701 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $806,740 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of June 30, 2023, the operation in the India incurred $5,028 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $1,265.

Indonesia

The Company's subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of June 30, 2023, the Company's subsidiary operations in Indonesia incurred $712,926 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $156,844 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company's subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of June 30, 2023, the Company's subsidiary operations in Philippines incurred $959,193 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $239,798 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company's subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of June 30, 2023, the Company's subsidiary operations in Thailand incurred $799,610 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $155,922 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company's subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of June 30, 2023, the operation in the Malaysia incurred $12,928of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $3,103 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of June 30, 2023 and December 31, 2022 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	June 30, 2023	December 31, 2022
Deferred tax assets:
Software intangibles (U.S)	$150,465	$261,555
Deferred Stock Compensation (U.S.)	5,864,670	7,539,329
ROU net liability	—	248
Net operating loss carryforwards
- United States	6,201,159	4,791,994
- Singapore	1,196,182	975,690
- Vietnam	806,740	565,376
- India	—	—
- Philippines	239,798	144,211
- Indonesia	156,844	85,450
- Thailand	155,922	139,940
- Malaysia	3,103	—
	14,774,883	14,503,793
Less: valuation allowance	(14,774,883)	(14,503,793)
Deferred tax assets, net	$—	$—

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income ("GILTI"), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of June 30, 2023 and December 31, 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2023 and 2022, there were no penalties or interest recorded in income tax expense.

NOTE－ 19 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended June 30, 2023 and 2022, $113,767 and $37,672 contributions were made accordingly. During the six months ended June 30, 2023 and 2022, $205,973 and $45,762 contributions were made accordingly.

NOTE－ 20 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid and accrued to the director and key management personnel, the total salaries of $242,500 and $0 and $378,060 and $0 during the three months ended June 30, 2023 and 2022, respectively.

The Company paid and accrued to the director and key management personnel, the total salaries of $485,000 and $0 and $596,119 and $0 during the six months ended June 30, 2023 and 2022, respectively.

The Company issued 19,559 and 82,907 shares of Common stock, at the price of $149,625 and $634,240 for the stock based compensation to a key management personnel during the three months ended June 30, 2023 and 2022, respectively.

The Company issued 64,853 and 235,667 shares of Common stock, at the price of $496,125 and $1,802,154 for the stock based compensation to a key management personnel during the six months ended June 30, 2023 and 2022, respectively.

The Company accrued 79,516 shares to key management personnel, the total share option of $124,514 and $0 during the three months ended June 30, 2023 and 2022, respectively.

The Company accrued 432,361 shares to directors and key management personnel, the total share option of $677,036 and $0 during the six months ended June 30, 2023 and 2022, respectively.

The Company subsidiary paid their one officer, total professional fee of $2,531 and $1,151 during the three months ended June 30, 2023 and 2022, respectively.

The Company subsidiary paid their one officer, total professional fee of $5,521 and $5,599 during the six months ended June 30, 2023 and 2022, respectively.

The Company paid and accrued to its shareholders, total professional fee of $0 and $209,000 during the three months ended June 30, 2023 and 2022, respectively.  Including in the above the Company issued 0 shares of $0 and 100,000 shares of $209,000 during the three months ended June 30, 2023 and 2022, respectively.

The Company paid and accrued to its shareholders, total professional fee of $200,000 and $506,000 during the six months ended June 30, 2023 and 2022, respectively.  Including in the above the Company issued 196,078 shares of $200,000 and 200,000 shares of $506,000 during the six months ended June 30, 2023 and 2022, respectively.

The Company paid and accrued to its shareholders, total professional fee of $0 and $209,000 during the three months ended June 30, 2023 and 2022, respectively.  Including in the above the Company issued 0 shares of $0 and 100,000 shares of $209,000 during the three months ended June 30, 2023 and 2022, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated unaudited condensed financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－21 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)Major customers

For the three and six months ended June 30, 2023 and 2022, respectively, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended June 30, 2023		June 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,074,406	49.12%	$352,072

	Six months ended June 30, 2023		June 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,027,071	47.92%	$352,072

	Three months ended June 30, 2022		June 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$—	—	$—

	Six months ended June 30, 2022		June 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$—	—	$—

(b)Major vendors

For the three and six months ended June 30, 2023 and 2022, there is no vendor accounts for 10% or more of the Company’s cost of revenue.

(c)Credit risk

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

(d)Exchange rate risk

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

(e)Economic and political risks

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

NOTE－22 COMMITMENTS AND CONTINGENCIES

On May 31, 2023, Thoughtful Media Group Inc., a Nevada corporation (the “Buyer”), a wholly owned subsidiary of the Company (the “Registrant”), entered into an assets purchase agreement with CV Kaya Kreasi Dunia, purchased its brand name of “Newave”, full employees, full customer and full vendor list, at a consideration of combination of cash sum of $26,000 and the Company stocks worth equivalent of $104,000.

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

The Company disclosed its litigation matter in its December 31, 2022, Form 10-K and there have been no changes or updates to those litigation matters to report in this Form 10-Q.

NOTE－23 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through August 9, 2023, the Company issued the unaudited condensed consolidated financial statements.

On July 14, 2023, Mekong Leisure Travel Join Stock Company changed its business type from Joint Stock Company to Company Limited.

On July 17, 2023, Mekong Leisure Travel Company Limited, a Vietnam corporation (the “Buyer”), a wholly-owned subsidiary of the Company (The “Registrant”), entered into a Share Transfer Agreement to acquire 100% of the outstanding shares of Vietnam International Travel and Service Joint Stock Company, a Vietnam corporation, at a cash consideration of $150,000.

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this "Report"), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 23, 2023, Quarterly Report on Form 10-Q for the three months ended March 31, 2023, as filed with the SEC on May 11, 2023, and other reports that we file with the SEC from time to time.

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

The companies by the Company form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in the Philippines. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on Vietnam, Thailand, Indonesia and the Philippines of SEA. Material acquisitions include:

•	In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”).
•	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.
•	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd (collectively, "Gorilla Networks"), a food delivery service.
•	On July 7, 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively "Thoughtful Media"), whose business provides services to advertisers that helps to make internet advertising more effective.
•	On July 21, 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. ("Mangan), a Philippines restaurant and grocery delivery business.
•	On August 15, 2022, the Company and its 95%-owned subsidiary SOPA Technology, Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. ("Nusatrip") and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri ("Tunas"), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.
•	On April 1, 2023, the Company’s 100% owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Wahana Cerita Indonesia, an Indonesia company operating digital marketing and event organizing.
•	On April 1, 2023, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Join Stock Company, a Vietnam travel agency.

Operating in SEA, we are focused on six operating verticals: loyalty, lifestyle, grocery and food delivery, telecommunications, digital marketing and travel.

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

Digital Marketing

The acquisition of a digital marketing platform, TMG, amplifies the reach and engagement of the Company's e-commerce ecosystem and retail partners. Originally founded in 2010, TMG today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage TMG's wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

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

As of August 9, 2023, we have onboarded over 3.3 million registered consumers and over 650,000 registered merchants on our Platform.

Global Events

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue, net	$2,187,232	$499,062	$4,229,812	$944,152
Cost of revenue	(1,610,073)	(499,200)	(2,966,416)	(959,083)
Gross income (loss)	577,159	(138)	1,263,396	(14,931)
Less operating expenses:
Sales and marketing expenses	(98,714)	(253,290)	(229,378)	(449,392)
Software development costs	(15,209)	(17,320)	(29,128)	(36,868)
Impairment loss	—	—	—	(528,583)
General and administrative expenses	(3,879,049)	(7,345,364)	(9,870,935)	(13,186,062)
Total operating expenses	(3,992,972)	(7,615,974)	(10,129,441)	(14,200,905)
Loss from operations	(3,415,813)	(7,616,112)	(8,866,045)	(14,215,836)

Other income (expense):
Interest income	59,208	6,027	99,194	6,072
Interest expense	(300)	(384)	(652)	(4,429)
Gain on early lease termination	—	—	1,064	—
JV income	3,696	—	6,844	—
Waiver of loan payable	15,200	—	15,200	—
Written-off of fixed assets	(2,583)	—	(2,583)	—
Other income	32,416	24,672	49,203	38,293
Total other income	107,637	30,315	168,270	39,936
Loss before income taxes	(3,308,176)	(7,585,797)	(8,697,775)	(14,175,900)
Income taxes	(1,054)	(797)	(1,668)	(2,099)
NET LOSS	$(3,309,230)	$(7,586,594)	$(8,699,443)	$(14,177,999)

Revenue. We generated revenues of $2,187,232 and $499,062 during the three months ended June 30, 2023 and 2022, respectively. During the six month ended June 30, 2023 and 2022 we generated revenue of $4,229,812 and $944,152, respectively. The significant increase in revenue for three and six month periods was mainly due to increase in the sales from digital marketing and online ticketing and reservation business, newly acquired subsidiaries since third quarter of 2022.

During the three and six months ended June 30, 2023 and 2022, the following customer exceeded 10% of the Company's revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Six months ended June 30, 2023		June 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,027,07	47.92%	$352,072

	Six months ended June 30, 2022		June 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$—	—	$—

	Three months ended June 30, 2023		June 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,074,406	49.12%	$352,072

	Three months ended June 30, 2022		June 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$—	—	$—

The customer is in United States.

Cost of Revenue. Cost of revenue was $1,610,073 and $499,200 during three months ended June 30, 2023, and 2022, respectively. During the period of six months ended June 30, 2023 and 2022, the incurred cost of revenue was $2,966,416 and $959,083, respectively. Cost of revenue increased primarily as a result of the increased sales.

Major vendors

For the three and six months ended June 30, 2023 and 2022, no vendor accounted for 10% or more of the Company's cost of revenue.

Gross Income (Loss) We recorded a gross income of $577,159 and a gross loss of $138 for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we recorded a gross income of $1,263,396 and gross loss of $14,931, respectively. The turnaround from gross loss to gross income is due to increased gross income from revenue from digital marketing and online ticketing and reservation business, newly acquired subsidiaries in second half of 2022. Gross income margin was 26% and gross loss margin of 0.03% for the three months ended Jun 30, 2023 and 2022, respectively. During the six months ended Jun 30, 2023 and 2022, our gross income margin was 30% and gross loss margin of 1.58% respectively. Improved in gross margin for the three and six months period ended June 30, 2023 was due to higher profit margin arising from newly acquired businesses in the third quarter of 2022.

Sales and Marketing Expenses ("S&M"). We incurred S&M expenses of $98,714 and $253,290 for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we incurred S&M expenses of $229,378 and $449,392, respectively. The decrease in S&M expense in 2023 was primarily attributable to the planned cost reductions and marketing strategy redesign.

Software Development Cost ("SDC"). We incurred SDC expenses of $15,209 and $17,320 for three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2022 and 2021, we incurred SDC expenses of $29,128 and $36,868, respectively. The decrease in SDC in 2023 was primarily attributable to the restructuring of our technology development team.

Impairment loss ("IL"). We incurred impairment loss of $528,583 for the six months ended June 30, 2022. No impairment charge was incurred for the three months ended June 30, 2023 and 2022 and six months ended June 30, 2023. The charge in 2022 was primarily attributable to the impairment of goodwill related to the acquisition of the New Retail Experience Incorporated’s ecommerce asset in the first quarter of 2022 which was expensed during the period due to the short life term of the asset and the quantum of consideration.

General and Administrative Expenses ("G&A"). We incurred G&A expenses of $3,879,049 and $7,345,364 for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we incurred G&A expenses of $9,870,935 and $13,186,062, respectively. The G&A is primarily consisting of the professional costs associated with costs related to business acquisitions, the Company's ongoing expenses for its listing on the Nasdaq Stock Exchange, staff cost and stock based compensation for services, and D&O insurance cost. The significant decrease is primarily due to effectiveness of cost control plan.

Income Tax Expense. Our income tax expense for the three months ended June 30,2023 and 2022 was $1,054 and $797, respectively, and for six months ended June 30, 2023 and 2022 was $1,668 and $2,099, respectively.

Net Loss. As a result of the items noted above, for the three months ended June 30, 2023, we incurred a net loss of $3,309,230 as compare to the same period ended June 30,2022 of $7,586,594. During the six months ended June 30, 2023 the Company incurred a loss of $8,699,443, as compared to $14,177,999 for the same period ended June 30, 2022. The decrease in net loss was primarily attributable to increased revenue and gross income. The net loss for the six months ended June 30, 2023 includes non-cash items including non-cash stock-based compensation for services of $2,267,250 and depreciation and amortization of $935,531.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents and restricted cash of $10,893,434 and $80,631, respectively, accounts receivable of $1,244,260, deposits, prepayments and other receivables of $1,762,319, inventories of $200,359, contract assets of $303,001 and deferred tax assets of $164,836.

As of December 31, 2022, we had cash and cash equivalents and restricted cash of $18,930,986 and $72,350, respectively, accounts receivable of $951,325, deposits, prepayments and other receivables of $2,711,042, inventories of $310,932 and contract assets of $20,310.

For the six months ended June 30, 2023, the Company's stockholders' equity was $13,123,593 which decreased as a result of an increase in accumulated deficit partially offset by additional paid-in-capital. For the six months ended June 30, 2023, the Company incurred net loss of $8,699,443 and net cash used in operating activities of $6,886,251. Net cash used in investing activities was $217,521. Net cash used in financing activities was $640,525, resulting principally from share buyback exercise.

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

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(6,886,251)	$(5,448,474)
Net cash used in investing activities	(217,521)	(227,873)
Net cash (used in) provided by financing activities	(640,525)	10,351,413
Effect on exchange rate change	(338,975)	73,003
Net change in cash and cash equivalents	(8,083,271)	4,748,069
Cash and cash equivalent and restricted cash at beginning of period	19,003,336	23,264,777
Cash and cash equivalent and restrickted cash at end of period	$10,920,605	$28,012,846

Net Cash Used in Operating Activities.

For the six months ended June 30, 2023, net cash used in operating activities was $6,886,251, which consisted primarily of a net loss of $8,699,443, gain from early lease termination of $1,064, waiver of loan payable of $15,200, deferred tax assets of $164,836, accounts receivable of $269,800, contract assets of $282,691, contract liabilities of $203,281, accrued liabilities and other payables of $2,047,472 and Operating lease liabilities of $286,297, partially offset by depreciation and amortization of $863,917, written-off of fixed assets of $2,583, non-cash stock-based compensation for services of $2,267,250, inventories of 110,573, deposits, prepayments and other receivables of $1,005,716, accounts payable of $425,124, advances to relayed parties of $57,070 and right of use assets of $279,986.

For the six months ended June 30, 2022, net cash used in operating activities was $5,448,474, which consisted primarily of a net loss of $14,177,999, inventories of $111,060, contract liabilities of $20,611, advance to related parties of $502,014 and operating lease liabilities of $152,715, primarily offset by depreciation and amortization of $1,614,617, impairment loss of $528,583, financing charges – first insurance funding of $4,429, non-cash stock based compensation for services of $4,208,568, accounts receivable of $8,699, deposits, prepayments and other receivables of $2,470,800, accounts payable of $104,097, accrued liabilities and other payables of $436,712 and right of use assets of $139,420.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries' securities, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2023, there was a net cash outflow of $217,521, which consist of $244,454 used in purchase of property, plant, and equipment and partially offset by $26,933 of cash generated from purchase of subsidiary and business acquisition.

For the six months ended June 30, 2022, there was a net cash outflow of $227,873, which consist of $200,000 used for purchase of subsidiaries and purchase of property, plant, and equipment of $58,901, partially offset by cash generated from purchase of subsidiary and business acquisition of $31,028.

Net Cash Provided by Financing Activities.

For the six months ended June 30, 2023, net cash used in financing activities was $640,525 mainly for repurchase of common stock.

For the six months ended June 30, 2022, net cash provided by financing activities was $10,351,413, primarily consisting of funds raised from issuance of preferred stock and exercise of warrants into preferred stock of $412,890 and public offering of $10,402,891, partially offset by repayment of loan of $464,368.

Critical Accounting Policies and Estimate

• Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders' deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2023 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP")have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2022 audited financial statements and accompanying notes filed with the SEC.

• Emerging Growth Company

We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (i)comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii)provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii)comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”)or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv)comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i)and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

• Business combination

The Company follows Accounting Standards Codification ("ASC")ASC Topic 805, Business Combinations ("ASC 805")and ASC Topic 810, Consolidation ("ASC 810"). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "fair value." The statement applies to all business combinations. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for the resulting goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company's results of operations.

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

• Segment reporting

ASC Topic 280, Segment Reporting ("Topic 280")establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. The Company currently operates in four reportable operating segments: (i)Online Grocery and Food and Groceries Deliveries, (ii)Digital marketing, (iii)Online ticketing and reservation, (iv)Telecommunications Reseller, (v)e-Commerce, and (vi)Merchant Point of Sale ("merchant POS").

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2023 and December 31,2022, the cash and cash equivalents excluded restricted cash amounted to $10,839,434 and $18,930,986, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $3,846,897 and $10,431,681 as of June 30, 2023 and December 31, 2022, respectively. In addition, the Company has uninsured bank deposits of $6,273,262 and $$12,032,534 with a financial institution outside the U.S as of June 30, 2023 and December 31, 2022, respectively. All uninsured bank deposits are held at high quality credit institutions.

• Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of June 30, 2023 and December 31, 2022, the restricted cash amounted to $80,631 and $72,350, respectively.

 • Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer's financial condition, the customer's creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer's financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both June 30, 2023 and December 31, 2022, there was no need for allowance for doubtful accounts.

• Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company's suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the six months ended June 30, 2023 and 2022, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $200,359 and $310,932 at June 30, 2023 and December 31, 2022, respectively.

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

• Revenue recognition

The Company adopted Accounting Standards Update ("ASU")2014-09, Revenue from Contracts with Customers (Topic 606)("ASU 2014-09"). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	Identify the contract with a customer;
•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to performance obligations in the contract; and
•	Recognize revenue as the performance obligation is satisfied.

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our four business segments (business to consumer or "B2C"), grocery and food delivery (B2C), telecommunication reseller (B2C)and the services providing to merchants for their business growth (business to business or "B2B").

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

Lifestyle

The Company has developed an online lifestyle platform (the "Lifestyle Platform")under its own brand name of "Leflair" to enable consumers to purchase high-end brands in many categories. Using the Company's smart search engine, consumers search or review their favorite brands among hundreds of choices in various categories, including Apparel, Bags & Shoes, Accessories, Health & Beauty, Home & Lifestyle, International, Women, Men and Kids & Babies categories. The Lifestyle Platform also allows customers to order from hundreds of vendor choices with personalized promotions based on their individual purchase history and location. The platform has also partnered with a Vietnam-based delivery company, Amilo, to offer seamless delivery of product from merchant to consumer's home or office at the touch of a button. Consumers can place orders for delivery or can collect their purchases at the Company's logistics center.

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

Digital Marketing

The acquisition of a digital marketing platform, TMG, amplifies the reach and engagement of the Company's e-commerce ecosystem and retail partners. Originally founded in 2010, TMG today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage TMG's wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

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

Travel

The Company purchased the Nusatrip Group, a leading Jakarta-based Online Travel Agency ("OTA")in Indonesia and across SEA. The NusaTrip acquisition extended SoPa's business reach into SEA regional travel industry and marked the Company's first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, NusaTrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, NusaTrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors.

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

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $54,707 and $482,410 respectively, in the Lifestyle sector.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $280,924 and $892,715 respectively, in the Lifestyle sector.

The Company's Merchant POS offers both software and hardware products and services to vendors, as follows:-

Software sales consist of:

1)	Subscription fees consist of the fees that the Company charge merchants to obtain access to the Merchant Marketing Program.
2)	The Company provides optional add-on software services which includes Analytics and Chat box capabilities at a fixed fee per month.
3)	The Company collects commissions when they sell third party hardware and equipment (cashier stations, waiter tablets and printers)to merchants.

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $1,692 and $10,941, respectively, from software fees.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $1,887 and $21,890 respectively, from software fees.

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

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $54,762 and $8,042, respectively, from this stream.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $88,847 and $23,836, respectively, from this stream.

As a telecommunication reseller we provide local mobile data and overseas internet data plans under the brand name of "Gorilla," which company we acquired in May 2022. Our telecommunication revenues are recorded for ASC Topic 606 purposes as follows:

Local mobile plan - customers choose and subscribe to a monthly local mobile plan through our "Gorilla" online platform. The Company will proceed to register the sim card (effectively, the mobile telephone number activation card)and arrange delivery of that Sim card to the customer. Following Sim card activation, the system will capture the monthly data usage of each customer, calculated in accordance with the package data capacity and monthly subscription rate, which amounts are aggregated and recorded as revenue. Unused data will be converted to Rewards Points and carried forward to next month for potential subsequent data usage. As a result of the rewards points, the company also recognize revenue from Rewards Point redemption for subscription fees offset, voucher redemption, extra data purchases, that the customer chooses to use via our online platform.

Overseas internet data plan – a customer will place order for their desired overseas internet data plan through either the "Gorilla" online platform or third-party partner platforms. Subscription revenue is recognized when the Sim card is delivered and activated.

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $6,369 and $5,642, respectively, from telecommunications.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $20,671 and $5,642, respectively, from telecommunications.

Digital marketing provides the services that affiliate with multiple YouTube channels to offer services that include audience development, content programming, creator collaborations, digital right managements, monetization, and/or sales as follows:

The Company is required to establish as Multi-Channel Network (MCN)for YouTube Creators and fulfilled the basic MCN guidelines on timely basis. The Company engages the creator in contract as a platform to nurture the creator in brainstorming creative content ideas, coaching on growing their audience size and connection with top brands.

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $1,510,960 and $0, respectively, from this stream.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $2,794,734 and $0, respectively, from this stream.

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

Online hotel booking system provides information, prices, availability, booking services for domestic hotels as follows:

The Company's revenues are substantially reported on a gross basis as the company is primarily responsible for providing the underlying online booking system to hotel owner. Revenue from system subscription fee and commission are substantially recognized at period of time throughout the performance obligations that are satisfied.

During the three months ended June 30, 2023 and 2022, the Company generated revenue of $556,042 and $0, respectively, from this stream.

During the six months ended June 30, 2023 and 2022, the Company generated revenue of $1,042,749 and $0, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company's right to receive consideration becomes unconditional.

There were contract assets balance was $303,001 and $20,310 on June 30, 2023 and December 31, 2022, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company's obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer's consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company's contract liability balance was $1,251,633 and $1,405,090 on June 30, 2023 and December 31, 2022, respectively.

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

Research and development expenditures arising from the development of the Company's own software are charged to operations as incurred. For the six months ended June 30, 2023, and 2022, software development costs were $29,128 and $36,868, respectively. For the three months ended June 30, 2023 and 2022, the software development costs were $15,209 and $17,320, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

• Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $229,378 and $449,392 for the six months ended June 30, 2023 and 2022, respectively. Advertising expense was $98,714 and $253,290 for the three months ended June 30, 2023 and 2022, respectively.

• Product warranties

The Company's provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company's suppliers, the Company has concluded that no warranty liability is required as of June 30, 2023 and December 31, 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

• Income tax

The Company adopted the ASC 740 Income Tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%)likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

• Foreign currencies translation and transactions

The reporting currency of the Company is the United States Dollar ("US$")and the accompanying consolidated unaudited condensed financial statements have been expressed in US$s. In addition, the Company's subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong ("VND"), Singapore Dollar ("SGD"), Indian Rupee ("INR"), Philippines Pesos ("PHP"), Malaysian Ringgit ("MYR), Thailand Baht ("THB")and Indonesian Rupiah ("IDR"), respectively, which are the functional currencies in which the subsidiary's operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, "Translation of Financial Statement" ("ASC 830")using the applicable exchange rates on the balance sheet date. Shareholders' equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss)within the unaudited condensed statements of changes in shareholder's equity.

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end SGD$:US$ exchange rate	$0.73826	$0.71874
Period average SGD$:US$ exchange rate	$0.74826	$0.73258

Translation of amounts from VND into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end VND$:US$ exchange rate	$0.000042	$0.000043
Period average VND$:US$ exchange rate	$0.000042	$0.000044

Translation of amounts from INR into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end INR$:US$ exchange rate	$0.012185	$0.012675
Period average INR$:US$ exchange rate	$0.012674	$0.013126

Translation of amounts from PHP into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end PHP:US$ exchange rate	$0.018077	$0.018176
Period average PHP:US$ exchange rate	$0.018099	$0.019173

Translation of amounts from THB into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end THB:US$ exchange rate	$0.028206	$	N/A
Period average THB:US$ exchange rate	$0.029216	$	N/A

Translation of amounts from MYR into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end MYR:US$ exchange rate	$0.213973	$	N/A
Period average MYR:US$ exchange rate	$0.224385	$	N/A

Translation of amounts from IDR into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end IDR:US$ exchange rate	$0.000066	$	N/A
Period average IDR:US$ exchange rate	$0.000066	$	N/A

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

For the three and six months ended June 30, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company's net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended June 30,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(3,315,258)	$(7,504,324)
Weighted average common shares outstanding – Basic and diluted	28,171,523	24,347,607
Net loss per share – Basic and diluted	$(0.12)	$(0.31)

	Six months ended June 30,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(8,610,185)	$(14,052,702)
Weighted average common shares outstanding – Basic and diluted	27,630,193	23,126,632
Net loss per share – Basic and diluted	$(0.30)	$(0.61)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Six months ended June 30,
	2023	2022
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,803,229	3,793,929
Warrants granted with Series C-1 Convertible Preferred Stock (b)	1,068,000	—
Total of common stock equivalents	6,186,499	5,739,199
(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.
(b)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

• Leases

The Company adopted Topic 842, Leases (“ASC 842”)to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”)assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components)must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

As of June 30, 2023 and December 31, 2022, the Company recorded the right of use asset of $1,609,461 and $1,537,670 respectively.

• Retirement plan costs

Contributions to retirement plans (which are defined contribution plans)are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

• Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company's common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2023, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the six months ended June 30, 2023 and 2022. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

• Related parties

The Company follows ASC 850-10, Related Party Disclosures ("ASC 850")for the identification of related parties and the disclosure of related party transactions.

Pursuant to ASC 850, the related parties include a)affiliates of the Company; b)entities for which investments in their equity securities would be required, absent the election of the fair value option under ASC 825, Financial Instruments, to be accounted for by the equity method by the investing entity; c)trusts for the benefit of employees, such as pension and income-sharing trusts that are managed by or under the trusteeship of management; d)principal owners of the Company; e)management of the Company; f)other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g)other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required by ASC 850. The disclosures shall include: a)the nature of the relationship(s)involved; b)a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c)the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d)amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

• Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”)to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3)broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted)in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3)levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The fair value hierarchy gives the highest priority to quoted prices (unadjusted)in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, contract liabilities, accrued liabilities and other payables, amounts due to related parties and operating lease liabilities, approximate their fair values because of the short maturity of these instruments.

• Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board ("FASB")or other standard setting bodies and adopted by the Company as of the specified effective date.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SOCIETY PASS INCORPORATED

Date: August 10, 2023	/s/ Dennis Nguyen
Dennis Nguyen
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	/s/ Raynauld Liang
Raynauld Liang
Chief Financial Officer
(Principal Financial Officer)

