Form 10-Q
period 2023-09-30
SOCIETY PASS INCORPORATED.
filed 2023-11-14
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of November 13, 2023, there were 32,859,593 shares of the registrant’s common stock, $0.0001 par value, outstanding.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”))

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,220,075	$18,930,986
Restricted cash	61,353	72,350
Accounts receivable, net	1,296,594	951,325
Inventories	838,843	310,932
Contract assets	29,362	20,310
Deposits, prepayments and other receivables	1,445,593	2,711,042
Deferred tax assets	159,841	—
Total current assets	12,051,661	22,996,945

Non-current assets:
Intangible assets, net	6,287,769	7,458,089
Goodwill	223,197	—
Property, plant and equipment, net	725,744	706,038
Right of use assets, net	1,448,904	1,537,670
Total non-current assets	8,685,614	9,701,797
TOTAL ASSETS	$20,737,275	$32,698,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$1,819,543	$1,296,571
Contract liabilities	1,209,211	1,405,090
Accrued liabilities and other payables	6,179,359	8,325,225
Due to related parties	34,651	22,311
Deferred tax liabilities	69,000	69,000
Operating lease liabilities	532,997	467,938
Loan	22,383	28,164
Total current liabilities	9,867,144	11,614,299

Non-current liabilities
Operating lease liabilities	921,576	1,073,126
TOTAL LIABILITIES	10,788,720	12,687,425

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares: $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of September 30, 2023 and December 31, 2022, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 3,500 Series X shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common shares: $0.0001 par value, 95,000,000 shares authorized; 31,089,593 and 27,082,849 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,109	2,708
Additional paid-in capital	104,900,466	101,427,160
Less: Common shares held in treasury, at cost; 611,605 and 0 shares at September 30, 2023 and December 31, 2022	(640,525)	—
Accumulated other comprehensive gain (loss)	(284,337)	56,527
Accumulated deficit	(93,610,677)	(81,138,563)
Total equity attributable to Society Pass Incorporated	10,368,036	20,347,832
Non-controlling interest	(419,481)	(336,515)
TOTAL EQUITY	9,948,555	20,011,317
TOTAL LIABILITIES AND EQUITY	$20,737,275	$32,698,742

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue, net
Sales – online ordering	$87,201	$645,074	$456,972	$1,561,625
Sales – digital marketing	1,784,695	1,211,428	4,579,429	1,211,428
Sales – online ticketing and reservation	390,384	178,206	1,433,133	178,206
Sales – data	2,977	15,441	23,648	21,083
Software sales	3,809	34	5,696	21,924
Hardware sales	-	81	-	150
Total revenue	2,269,066	2,050,264	6,498,878	2,994,416

Cost of sales:
Cost of online ordering	(77,061)	(614,500)	(436,796)	(1,467,358)
Cost of digital marketing	(1,457,213)	(1,068,000)	(3,728,058)	(1,068,000)
Cost of online ticketing and reservation	(110,862)	(6,007)	(282,406)	(6,007)
Cost of data	(7,055)	(8,956)	(40,409)	(9,931)
Software sales	(54,311)	(44,800)	(185,249)	(150,005)
Hardware sales	-	(66)	-	(111)
Total cost of revenue	(1,706,502)	(1,742,329)	(4,672,918)	(2,701,412)
Gross income	562,564	307,935	1,825,960	293,004

Operating expenses:
Sales and marketing expenses	(236,874)	(212,666)	(466,252)	(662,058)
Software development costs	(12,649)	(19,759)	(41,777)	(56,627)
Impairment loss	-	(250,417)	-	(779,000)
General and administrative expenses	(4,455,546)	(9,925,469)	(14,326,481)	(23,111,531)
Total operating expenses	(4,705,069)	(10,408,311)	(14,834,510)	(24,609,216)

Loss from operations	(4,142,505)	(10,100,376)	(13,008,550)	(24,316,212)

Other income (expense):
JV income	816	-	7,660	-
Gain from early lease termination	-	-	1,064	-
Interest income	34,613	41,817	133,807	47,889
Interest expense	(278)	(11,277)	(930)	(15,706)
Waiver of loan payable	188,738	-	203,938	-
Written-off of fixed assets	(5,093)	-	(7,676)	-
Other income	6,409	7,105	55,612	45,398
Total other income (expense)	225,205	37,645	393,475	77,581

Loss before income taxes	(3,917,300)	(10,062,731)	(12,615,075)	(24,238,631)

Income taxes	(746)	(736)	(2,414)	(2,835)

NET LOSS	(3,918,046)	(10,063,467)	(12,617,489)	(24,241,466)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(56,117)	(103,674)	(145,375)	(228,971)

NET LOSS ATTRIBUTABLE TO NON-SOCIETY PASS INCORPORATED	$(3,861,929)	$(9,959,793)	$(12,472,114)	$(24,012,495)

Other comprehensive loss:
Net loss	(3,918,046)	(10,063,467)	(12,617,489)	(24,241,466)
Foreign currency translation adjustment	(49,685)	136,145	(278,455)	157,844

COMRPEHENSIVE LOSS	$(3,967,731)	$(9,927,322)	$(12,895,944)	$(24,083,622)

Net loss attributable to non-controlling interest	(56,117)	(103,674)	(145,375)	(228,971)
Foreign currency translation adjustment attributable to non-controlling interest	50,401	8,473	62,409	11,829
Comprehensive loss attributable to Society Pass Incorporated	$(3,962,015)	$(9,832,121)	$(12,812,978)	$(23,866,480)

Net loss per share attributable to Society Pass Incorporated:
– Basic	$(0.14)	$(0.39)	$(0.45)	$(1.01)
– Diluted	$(0.14)	$(0.39)	$(0.45)	$(1.01)

Weighted average common shares outstanding
– Basic	28,483,858	25,302,206	27,917,875	23,856,503
– Diluted	28,483,858	25,302,206	27,917,875	23,856,503

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Three and Nine months ended September 30, 2023
								Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional	other		Non-	Total
	Number of		Number of		Number of		Paid in	comprehensive	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	deficits	interest	Deficit
Balances at January 1, 2023	3,500	$—	27,082,849	$2,708	—	$—	$101,427,160	$56,527	$(81,138,563)	$(336,515)	$20,011,317
Shares issued for services	—	—	196,078	20	—	—	546,489	—	—	—	546,509
Shares issued for accrued salaries	—	—	109,156	11	—	—	113,480	—	—	—	113,491
Shares issued upon the exercise options			783,440	78	—	—	1,226,715	—	—	—	1,226,793
Shares repurchase during the period	—	—	—	—	511,760	(541,988)	—	—	—	—	(541,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(382,217)	—	(18,199)	(400,416)
Net loss for the year	—	—	—	—	—	—	—	—	(5,294,927)	(95,286)	(5,390,213)
Balances at March 31, 2023	3,500	$—	28,171,523	$2,817	511,760	$(541,988)	$103,313,844	$(325,690)	$(86,433,490)	$(450,000)	$15,565,493
Shares issued for services	—	—	—	—	—	—	149,625	—	—	—	149,625
Shares issued for accrued salaries	—	—	285,716	28	—	—	230,804	—	—	—	230,832
Shares repurchase during the period	—	—	—	—	99,845	(98,537)	—	—	—	—	(98,537)
Foreign currency translation adjustment	—	—	—	—	—	—	—	141,438	—	30,207	171,645
Net income (loss) for the year	—	—	—	—	—	—	—	—	(3,315,258)	6,028	(3,309,230)
Balances at June 30, 2023	3,500	$—	28,457,239	$2,845	611,605	$(640,525)	$103,694,273	$(184,252)	$(89,748,748)	$(413,765)	$12,709,828

Shares issued for services	—	—	2,000,000	200	—	—	929,425	—	—	—	929,625
Shares issued for accrued salaries	—	—	454,540	46	—	—	214,286	—	—	—	214,332
Shares issued to acquire subsidiary	—	—	177,814	18	—	—	62,482	—	—	—	62,500
Foreign currency translation adjustment	—	—	—	—	—	—	—	(100,085)	—	50,401	(49,684)
Net income (loss) for the year	—	—	—	—	—	—	—	—	(3,861,929)	(56,117)	(3,918,046)
Balances at September 30, 2023	3,500	$—	31,089,593	$3,109	611,605	$(640,525)	$104,900,466	$(284,337)	$(93,610,677)	$(419,481)	$9,948,555

	Three and Nine months ended September 30, 2022
						Accumulated
	Preferred Stock		Common stock		Additional	other		Non-
	Number of		Number of		paid-in	comprehensive	Accumulated	controlling	Total
	shares	Amount	shares	Amount	capital	(loss) income	deficits	interests	equity
Balance as of January 1, 2022	3,500	$—	19,732,406	$1,973	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$32,325,683
Shares issued for services	—	—	116,000	11	1,632,162	—	—	—	1,632,173
Shares issued for accrued salaries	—	—	25,444	3	86,466	—	—	—	86,469
Sale of units in public offering (net of expense)	—	—	3,484,845	348	10,402,543	—	—	—	10,402,891
Shares issued to acquire subsidiary	—	—	226,629	23	799,977	—	—	—	800,000
Share issued upon the exercise of warrant	—	—	160,000	16	356,984	—	—	—	357,000
Share issued for accrued services	—	—	13,273	1	119,456	—	—	—	119,457
Fair value of stock option granted for director’s bonus	—	—	—	—	303,990	—	—	—	303,990
Shares issued to acquire non-controlling interest	—	—	2,497	—	22,470				22,470
Foreign currency translation adjustment	—	—	—	—	—	(42,161)	—	(3,015)	(45,176)
Net loss for the period	—	—	—	—	—	—	(6,548,378)	(43,027)	(6,591,405)

Balance as of March 31, 2022	3,500	$—	23,761,094	$2,375	$93,557,338	$(96,501)	$(53,900,834)	$(148,826)	$39,413,552

Share issued upon the exercise of warrant	—	—	27,300	3	55,887	—	—	—	55,890
Shares issued for services	—	—	370,000	37	1,694,702	—	—	—	1,694,739
Shares issued for accrued salaries	—	—	29,353	3	61,747	—	—	—	61,750
Shares issued for director’s remuneration	—	—	316,092	32	899,964	—	—	—	899,996
Shares issued to acquire subsidiary	—	—	40,604	4	83,236	—	—	—	83,240
Fair value of stock option granted for director’s bonus	—	—	—	—	(303,990)	—	—	—	(303,990)
Reverse Shares issued to acquire non-controlling interest	—	—	—	—	(22,470)	—	—	—	(22,470)
Net loss for the period	—	—	—	—	—	—	(7,504,324)	(82,270)	(7,586,594)
Foreign currency translation adjustment	—	—	—	—	—	60,504	—	6,371	66,875

Balance as of June 30, 2022	3,500	$—	24,544,443	$2,454	$96,026,414	$(35,997)	$(61,405,158)	$(224,725)	$34,362,988

Shares issued for services	—	—	617,332	61	1,827,428	—	—	—	1,827,489
Shares issued for accrued salaries	—	—	37,229	4	68,996	—	—	—	69,000
Shares issued for acquire business operation	—	—	69,072	7	133,993	—	—	—	134,000
Shares issued to acquire subsidiary	—	—	609,327	61	1,175,941	—	—	—	1,176,002
Net loss for the period	—	—	—	—	—	—	(9,959,793)	(103,674)	(10,063,467)
Foreign currency translation adjustment	—	—	—	—	—	127,672	—	8,473	136,145

Balance as of September 30, 2022	3,500	—	25,877,403	2,587	99,232,772	91,675	(71,364,951)	(319,926)	27,642,157

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,617,489)	$(24,241,466)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debts	283,519	—
Depreciation and amortization	1,103,200	2,449,338
Gain from early lease termination	(1,064)	—
Written-off of fixed assets	7,676	—
Waiver of loan payable	(203,938)	—
Impairment loss	—	779,000
Financing charges – first insurance funding	—	7,769
Stock based compensation for services	3,411,207	6,105,057
Deferred tax assets	(159,841)	—
Change in operating assets and liabilities:
Accounts receivable	(407,061)	545,962
Inventories	143,314	(30,404)
Deposits, prepayments and other receivables	1,355,079	4,260,141
Contract assets	(9,052)	(9,019)
Contract liabilities	(317,060)	873,672
Accounts payables	541,740	(953,756)
Accrued liabilities and other payables	(3,209,471)	687,000
Advances to related parties	216,278	(1,352,189)
Right of use assets	422,785	252,536
Operating lease liabilities	(377,787)	(254,648)
Net cash used in operating activities	(9,817,965)	(10,881,007)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(185,255)	(449,545)
Purchase of intangible assets	(143,771)	—
Purchase of subsidiary	—	(820,000)
Purchase of asset in a business operation	—	(80,000)
Cash from purchase of subsidiary and business operation	32,739	1,643,659
Net cash provided by (used in) investing activities	(296,287)	294,114

Cash flows from financing activities:
Repurchase of common share	(640,525)	—
Purchase of subsidiary	(10,000)	—
Proceed from the issuance of preferred stock and exercise of warrants into preferred stock	—	412,890
Proceeds from public offering, net of offering expenses	—	10,402,891
Repayment of loan	—	(632,876)
Net cash provided by (used in) financing activities	(650,525)	10,182,905
Effect on exchange rate change on cash and cash equivalents	42,869	146,504
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,721,908)	(257,484)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	19,003,336	23,264,777

CASH AND CASH EQUIVALENT AT END OF YEAR	$8,281,428	$23,007,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$930	$—
Cash paid for income tax	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to acquire subsidiary	$37,500	$2,059,242
Shares issued to acquire business operation	—	134,000
Shares issued for accrued services	$—	$119,457
Impact of adoption of ASC 842 - lease obligation and ROU asset	$—	$228,612
Common stock issued for accrued salaries	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

NOTE－1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the “Company”) was incorporated in the State of Nevada on June 22, 2018, under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company, through its subsidiaries, mainly sells and distributes the hardware and software for a Point of Sales (POS)application in Vietnam. The Company also has online lifestyle platform to enable consumers to purchase high-end brands of all categories under its own brand name of “Leflair.” The Company has made several acquisitions in calendar year 2022 and 2023, as follows:

●	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.

●	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd (collectively, “Gorilla Networks”), providing Singapore telecommunication reselling services.

●	On July 7, 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively “Thoughtful Media”), whose business provides services to advertisers that helps to make internet advertising more effective.

●	On July 21, 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. (“Mangan), a Philippines restaurant and grocery delivery business. On July 21, 2023, Mangan was disposed to a third party company.

●	On August 15, 2022, the Company and its 95%-owned subsidiary SOPA Technology, Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. (“Nusatrip”) and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri (“Tunas”), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

●	On April 1, 2023, the Company’s 100% owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Wahana Cerita Indonesia, an Indonesia company operating digital marketing and event organizing.

●	On April 1, 2023, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam travel agency.

●	On July 1, 2023, the Company’s 99% owned subsidiary Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam travel agency.

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

On June 30, 2023, NextGen Retail Inc., a Nevada corporation (the “Buyer”), a wholly-owned subsidiary of the Company, entered into a Securities Purchase Agreement with Story-I Ltd., an Australian corporation (“Story-I Australia”), Story-I Pte Ltd., a Singapore corporation (“Story-I Singapore”), a wholly-owned subsidiary of Story-I Australia, and Michael Chan, to purchase 95% of the outstanding shares (the “Majority Shares”) of PT Inetindo Infocom (the “Company”), an Indonesian company and retail reseller of Apple computers and other electronics in Indonesia. The consideration for the Majority Shares to be paid to Story-I Australia and Story-I Singapore by the Buyer is AUS$2,787,173, approximately US$ 1.85 million based on current exchange rates. The acquisition is still in progress at the end of September 30, 2023.

Description of subsidiaries incorporated by the Company

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	United States, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Hottab Pte Ltd. (HPL)	Singapore January 17, 2015	Software development and marketing for the F&B industry	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Thoughtful Media Group Co. Ltd (FKA: Hottab Asset Company Limited)	Vietnam July 25, 2019	Digital marketing	VND 5,000,000,000	100%
Nextgen Retail Inc (FKA: Leflair Incorporated)	United States December 7, 2021	Investment holding	US$1	100%
SOPA Capital Limited	United Kingdom December 07, 2021	Investment holding	GBP 1	100%
Thoughtful Media (Philippines) Incorporated (FKA: SOPA (Phil) Incorporated)	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co. Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte Ltd	Singapore January 7, 2022	Investment holding	US$2,000	100%
Gorilla Networks Pte. Ltd.	Singapore September 3, 2019	Investment holding	US$2,620,000 and SGD 730,000	100%
Gorilla Connect Pte. Ltd.	Singapore May 18, 2022	Telecommunications resellers	SGD 100	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunications resellers	SGD 100	100%
Gorilla Networks (VN) LLC	Vietnam December 16, 2020	Telecommunications resellers	VND 233,000,000	100%
Thoughtful Media Group Incorporated	United States June 28,2022	Investment holding	US$10	100%
Thoughtful (Thailand) Co. Ltd	Thailand September 2, 2014	Digital marketing	THB 4,000,000	99.75%
AdActive Media CA Inc.	United States April 12, 2010	Digital marketing	Preferred: US$1,929.1938 Common: US$4,032.7871	100%
PT Tunas Sukses Mandiri	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	99%
Nusatrip Malaysia Sdn Bhd	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	99%
Nusatrip Singapore Pte Ltd	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	99%
Nusatrip International Pte Ltd	Singapore January 9, 2015	Online ticketing and reservation	SGD 905,006.51	99%
PT Thoughtful Media Group Indonesia (FKA: PT Wahana Cerita Indonesia)	Indonesia January 14, 2022	Digital marketing and event organizer	IDR 51,000,000	100%
Mekong Leisure Travel Company Limited	Vietnam October 6, 2011	Online ticketing, reservation and system	VND 875,460,000	99%
Vietnam International Travel and Service Joint Stock Company	Vietnam November 16, 2012	Ticketing	VND 1,900,000,000	100%
Sopa Incorporated	Unites States May 22, 2023	Investment holding	Common: US$0.10	100%
Nusatrip Incorporated	United States May 22,2023	Investment holding	Common: US$0.10	100%

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

On August 1, 2023, The Company 95% owned subsidiary Sopa Technology Pte. Ltd. disposed one of its 100% owned subsidiary Sopa (Phil) Incorporated to the Company 100% owned subsidiary Thoughtful Media Group Incorporated as internal group restructuring. At the same time, Sopa (Phil) Incorporated changed name to Thoughtful Media (Philippines) Inc.

NOTE－2 LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2023, the Company had cash balances of $8,281,428, a working capital surplus of $2,184,517 and accumulated deficit $93,610,677. For the nine months ended September 30, 2023, the Company had a net loss of $12,617,489 and net cash used in operating activities of $9,817,965. Net cash used in investing activities was $296,287. Net cash used in financing activities was $650,525, resulting principally from share repurchase and purchase of subsidiary.

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

●	Basis of presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed consolidated balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2023 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2022 audited financial statements and accompanying notes filed with the SEC.

●	Emerging Growth Company

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

●	Use of estimates and assumptions

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

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

●	Business combination

The Company follows Accounting Standards Codification (“ASC”) ASC Topic 805, Business Combinations (“ASC 805”) and ASC Topic 810, Consolidation (“ASC 810”). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for the resulting goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

●	Noncontrolling interest

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

●	Segment reporting

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. The Company currently operates in four reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale (“merchant POS”).

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2023 and December 31, 2022, the cash and cash equivalents excluded restricted cash amounted to $8,220,075 and $18,930,986, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $2,423,390 and $9,256,175 as of September 30, 2023 and December 31, 2022, respectively. In addition, the Company has uninsured bank deposits of $5,285,666 and $9,047,911 with a financial institution outside the U.S as of September 30, 2023 and December 31, 2022, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2023 and December 31, 2022, the restricted cash amounted to $61,353 and $72,350, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both September 30, 2023 and December 31, 2022, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the nine months ended September 30, 2023 and 2022, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $838,843 and $310,932 at September 30, 2023 and December 31, 2022, respectively.

●	Prepaid expenses

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

●	Property, plant and equipment

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

●	Impairment of long-lived assets

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

●	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	Identify the contract with a customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to performance obligations in the contract; and

●	Recognize revenue as the performance obligation is satisfied.

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

Travel

The Company purchased the NusaTrip Group, a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The NusaTrip acquisition extended the Company’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, NusaTrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, NusaTrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors. During the year, NusaTrip Group also acquired two Vietnam based companies having branding name of “VLeisure” and “VIT” selling air ticket, hotel reservation and providing hotel management software to local market.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $80,786 and $591,439 respectively, in the Lifestyle sector.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $361,710 and $1,484,154 respectively, in the Lifestyle sector.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $3,809 and $34, respectively, from software fees.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $5,696 and $21,924 respectively, from software fees.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $6,415 and $77,471, respectively, from this stream.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $95,262 and $53,635, respectively, from this stream.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $2,977 and $15,441, respectively, from telecommunications.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $23,648 and $21,083, respectively, from telecommunications.

Digital marketing

Marketing services from customers

Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

The Company derives its revenue from the provision of digital marketing services to customers. The Company offers customers with a comprehensive suite of digital marketing services to enhance their social media presence and reach their target audiences, particularly Gen Z and Millennials, to achieve marketing goals. The customers can leverage the Company’s experience in building content and fanbases with creators, their creators’ creativity, engagement, and trust among creators’ loyal fanbases to increase their brand awareness and sell products. The Company offers customized digital marketing solution, including (i) advising on content strategy and budget and recommending specific creators; (ii) communicating with and managing selected creators; (iii) producing and engaging relevant content with creators to promote key messages for customers; (iv) uploading branded content on creators’ social media channels; (v) amplifying the reach of creators’ and customers’ content through precise media planning and buying via boosting marketing services on social media platforms, such as Google; and (vi) providing optimization services through data analysis and reporting.

The Company’s customers’ payment terms generally range from 30-60 days of fulfilling its performance obligations and recognizing revenue.

Campaign-based marketing services revenue is recognized as a distinct single performance obligation when the Company transferrs services to customers, which occurs over time. The performance obligation may be a promise to place branded content on certain social media platforms and is satisfied upon delivery of such related services to customers. The duration of the service period is short, usually over 1-3 months. Such revenue is recognized at over time, for the amount the Company is entitled to receive, as and when the marketing services are provided and completed.

Marketing services from social media platforms (“platform revenue”)

The Company also derives its advertising revenue generated from its channel pages and posts on social media platforms, such as YouTube by monetizing its contents. The payments are usually received within 30 days upon completion of performance obligation for platform revenue services.

The Company recognizes revenue as performance obligations are satisfied as the creation of contents are published on the social media platforms, which occurs at a point in time. The advertisements are delivered primarily based on impressions of contents on social media platforms, hence the Company provided the advertising services by an on-going basis during the publication period and the outcome of the services can be received and consumed by the social media platform simultaneously.

The Company records its revenues, net of value added taxes (“VAT”), which is levied at the rate of 10% on the invoiced value of sales.

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $1,784,695 and $1,211,428, respectively, from this stream.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $4,579,429 and $1,211,428, respectively, from this stream.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $390,384 and $178,206, respectively, from this stream.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $1,433,133 and $178,206, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company’s right to receive consideration becomes unconditional.

There were contract assets balance of $29,362 and $20,310 on September 30, 2023 and December 31, 2022, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $1,209,211 and $1,405,090 on September 30, 2023 and December 31, 2022, respectively.

●	Software development costs

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the nine months ended September 30, 2023, and 2022, software development costs were $41,777 and $56,627, respectively. For the three months ended September 30, 2023 and 2022, the software development costs were $12,649 and $19,759, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

●	Cost of sales

Cost of sales under online ordering consist of the cost of merchandizes ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

Cost of sales related to software sales and licensing consist of the cost of software and payroll costs, which are directly attributable to the sales and licensing of software. Cost of sales related to hardware sales consist of the cost of hardware and payroll costs, which are directly attributable to the sales of hardware.

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

●	Shipping and handling costs

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

●	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $466,252 and $662,058 for the nine months ended September 30, 2023 and 2022, respectively. Advertising expense was $236,874 and $212,666 for the three months ended September 30, 2023 and 2022, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of September 30, 2023 and December 31, 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

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

●	Foreign currencies translation and transactions

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated unaudited condensed financial statements have been expressed in US$s. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Malaysian Ringgit (“MYR), Thailand Baht (“THB”) and Indonesian Rupiah (“IDR”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed statements of changes in shareholder’s equity.

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end SGD$:US$ exchange rate	$0.73165	$0.72692
Period average SGD$:US$ exchange rate	$0.74578	$0.69708

Translation of amounts from VND into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end VND$:US$ exchange rate	$0.000041	$0.000042
Period average VND$:US$ exchange rate	$0.000042	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end INR$:US$ exchange rate	$0.012021	$0.012268
Period average INR$:US$ exchange rate	$0.012143	$0.012928

Translation of amounts from PHP into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end PHP:US$ exchange rate	$0.017639	$0.017022
Period average PHP:US$ exchange rate	$0.018016	$0.018682

Translation of amounts from THB into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end THB:US$ exchange rate	$0.027272	$0.026390
Period average THB:US$ exchange rate	$0.028947	$0.028899

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end MYR:US$ exchange rate	$0.212764	$0.215560
Period average MYR:US$ exchange rate	$0.221567	$0.230418

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end IDR:US$ exchange rate	$0.000064	$0.000066
Period average IDR:US$ exchange rate	$0.000066	$0.000069

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

●	Comprehensive income

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

●	Earnings per share

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

For the three and nine months ended September 30, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(3,861,929)	$(9,959,793)
Weighted average common shares outstanding – Basic and diluted	28,483,858	25,302,206
Net loss per share – Basic and diluted	$(0.14)	$(0.39)

	Nine months ended September 30,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(12,472,114)	$(24,012,495)
Weighted average common shares outstanding – Basic and diluted	27,917,875	23,856,503
Net loss per share – Basic and diluted	$(0.45)	$(1.01)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Nine months ended September 30,
	2023	2022
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,803,229	3,793,929
Warrants granted with Series C-1 Convertible Preferred Stock (b)	1,068,000	—
Total of common stock equivalents	6,186,499	5,739,199

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.

(b)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

●	Leases

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

As of September 30, 2023 and December 31, 2022, the Company recorded the right of use asset of $1,448,904 and $1,537,670 respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2023, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the nine months ended September 30, 2023 and 2022. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

●	Warrants

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

●	Related parties

The Company follows ASC 850-10, Related Party Disclosures (“ASC 850”) for the identification of related parties and the disclosure of related party transactions.

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

●	Commitments and contingencies

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

●	Fair value of financial instruments

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

●	Recent Accounting Pronouncements

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

NOTE－4 REVENUE

Revenue was generated from the following activities:

	Nine months ended September 30,
	2023	2022
Sales – online ordering	$456,972	$1,561,625
Sales – digital marketing	4,579,429	1,211,428
Sales – online ticketing and reservation	1,433,133	178,206
Sales – data	23,648	21,083
Software subscription sales	5,696	21,924
Hardware sales	—	150
	$6,498,878	$2,994,416

	Three months ended September 30,
	2023	2022
Sales – online ordering	$87,201	$645,074
Sales – digital marketing	1,784,695	1,211,428
Sales – online ticketing and reservation	390,384	178,206
Sales – data	2,977	15,441
Software subscription sales	3,809	34
Hardware sales	—	81
	$2,269,066	$2,050,264

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities:

	September 30, 2023	December 31, 2022
Contract liabilities, brought forward	$1,405,090	$25,229
Add: recognized as deferred revenue	1,209,211	1,405,090
Less: recognized as revenue	(1,405,090)	(25,229)
Contract liabilities, carried forward	$1,209,211	$1,405,090

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

(iv)	Telecommunication reseller – provide sales of local mobile phone plans and global internet data provider plans, both services managed by the Gorilla Group.

(v)	Digital marketing operates the digital marketing business with creator and digital marketing platform.

(vi)	Online ticketing and reservation - operates the sale of domestic and overseas air ticket, global hotel reservations and provide hotel management software.

The Company’s Chief Finance Officer (CFO) evaluates operating segments using the information provided in the following tables that presents revenues and gross profits by reportable segment, together with information on the segment tangible and intangible assets.

Schedule of Segment Reporting

	Nine Months ended September 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	95,262	—	—	361,710	—	—	456,972
Sales – digital marketing	—	4,483,923	95,506	—	—	—	4,579,429
Sales – online ticketing and reservation	—	—	1,433,133	—	—	—	1,433,133
Sales – data	—	—	—	—	23,648	—	23,648
Software sales	—	—	4,951	—	—	745	5,696
Total revenue	95,262	4,483,923	1,533,590	361,710	23,648	745	6,498,878

Cost of sales:
Cost of online ordering	(102,677)	—	—	(334,119)	—	—	(436,796)
Cost of digital marketing	—	(3,727,264)	(794)	—	—	—	(3,728,058)
Cost of online platform	—	—	(282,406)	—	—	—	(282,406)
Cost of data	—	—	—	—	(40,409)	—	(40,409)
Software cost	—	—	(21,019)	(162,309)	—	(1,921)	(185,249)
Total cost of revenue	(102,677)	(3,727,264)	(304,219)	(496,428)	(40,409)	(1,921)	(4,672,918)

Gross income (loss)	(7,415)	756,659	1,229,371	(134,718)	(16,761)	(1,176)	1,825,960

Operating Expenses
Sales and marketing expenses	(1,782)	(21,712)	(207,899)	(70,244)	(10,977)	(153,638)	(466,252)
Software development costs	—	—	—	—	—	(41,777)	(41,777)
Depreciation	(25,834)	(11,814)	(65,921)	(31,119)	—	(49,402)	(184,090)
Amortization	—	—	(19,359)	—	(89,757)	(809,994)	(919,110)
General and administrative expenses	(580,999)	(1,065,006)	(1,428,504)	(602,717)	(76,169)	(9,469,886)	(13,223,281)
Total operating expenses	(608,615)	(1,098,532)	(1,721,683)	(704,080)	(176,903)	(10,524,697)	(14,834,510)

Loss from operations	(616,030)	(341,873)	(492,312)	(838,798)	(193,664)	(10,525,873)	(13,008,550)

Other income (expense) JV income	7,660	—	—	—	—	—	7,660
Gain on early lease termination	—	1,064	—	—	—	—	1,064
Interest income	8	205	2,027	1,002	—	130,565	133,807
Interest expense	(27)	—	14	—	(917)	—	(930)
Waiver of loan payable	214,959	—	—	—	—	(11,021)	203,938
Written-off of fixed assets	(7,676)	—	—	—	—	—	(7,676)
Other income	5,342	456	(92,552)	1,983	12,400	127,983	55,612
Total other income (expense)	220,266	1,725	(90,511)	2,985	11,483	247,527	393,475
Loss before income taxes	(395,764)	(340,148)	(582,823)	(835,813)	(182,181)	(10,278,346)	(12,615,075)

	Three Months ended September 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	6,415	—	—	80,786	—	—	87,201
Sales – digital marketing	—	1,689,189	95,506	—	—	—	1,784,695
Sales – online ticketing and reservation	—	—	390,384	—	—	—	390,384
Sales – data	—	—	—	—	2,977	—	2,977
Software sales	—	—	3,809	—	—	—	3,809
Total revenue	6,415	1,689,189	489,699	80,786	2,977	—	2,269,066

Cost of sales:
Cost of online ordering	(3,317)	—	—	(73,744)	—	—	(77,061)
Cost of digital marketing	—	(1,456,419)	(794)	—	—	—	(1,457,213)
Cost of online platform	—	—	(110,862)	—	—	—	(110,862)
Cost of data	—	—	—	—	(7,055)	—	(7,055)
Software cost	—	—	(12,386)	(41,925)	—	—	(54,311)
Total cost of revenue	(3,317)	(1,456,419)	(124,042)	(115,669)	(7,055)	—	(1,706,502)

Gross income (loss)	3,098	232,770	365,657	(34,883)	(4,078)	—	562,564

Operating Expenses
Sales and marketing expenses	—	(535)	(59,341)	(14,822)	(10,925)	(151,251)	(236,874)
Software development costs	—	—	—	—	—	(12,649)	(12,649)
Depreciation	(16,607)	(5,544)	(9,230)	(11,685)	—	(5,493)	(48,559)
Amortization	—	—	(19,359)	—	(89,757)	(2,473)	(111,589)
General and administrative expenses	(391,702)	(433,089)	(421,954)	(172,888)	(2,968)	(2,872,797)	(4,295,398)
Total operating expenses	(408,309)	(439,168)	(509,884)	(199,395)	(103,650)	(3,044,663)	(4,705,069)

Loss from operations	(405,211)	(206,398)	(144,227)	(234,278)	(107,728)	(3,044,663)	(4,142,505)

Other income (expense) JV income	816	—	—	—	—	—	816
Gain on early lease termination	—	—	—	—	—	—	—
Interest income	3	82	681	219	—	33,628	34,613
Interest expense	—	—	9	—	(287)	—	(278)
Waiver of loan payable	188,738	—	—	—	—	—	188,738
Written-off of fixed assets	(5,093)	—	—	—	—	—	(5,093)
Other income	2,068	391	(93,948)	911	(41)	97,028	6,409
Total other income (expense)	186,532	473	(93,258)	1,130	(328)	130,656	225,205
Loss before income taxes	(218,679)	(205,925)	(237,485)	(233,148)	(108,056)	(2,914,007)	(3,917,300)

	Nine Months ended September 30, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	77,471	—	—	1,484,154	—	—	1,561,625
Sales – digital marketing	—	1,211,428	—	—	—	—	1,211,428
Sales – online platform	—	—	178,206	—	—	—	178,206
Sales – data	—	—	—	—	21,083	—	21,083
Software sales	—	—	—	—	—	21,924	21,924
Hardware sales	—	—	—	—	—	150	150
Total revenue	77,471	1,211,428	178,206	1,484,154	21,083	22,074	2,994,416

Cost of sales:
Cost of online ordering	—	—	—	(1,388,531)	—	—	(1,388,531)
Cost of online platform	(78,827)	—	—	—	—	—	(78,827)
Sales – online ticketing and reservation	—	—	(6,007)	—	—	—	(6,007)
Cost of digital marketing	—	(1,068,000)	—	—	—	—	(1,068,000)
Cost of data	—	—	—	—	(9,931)	—	(9,931)
Software sales	—	—	—	(131,420)		(18,585)	(150,005)
Hardware sales	—	—	—	—	—	(111)	(111)
Total cost of revenue	(78,827)	(1,068,000)	(6,007)	(1,519,951)	(9,931)	(18,696)	(2,701,412)

Gross income (loss)	(1,356)	143,428	172,199	(35,797)	11,152	3,378	293,004

Operating Expenses
Sales and marketing expenses	(13,988)	—	(15,205)	(624,017)	(8,848)	—	(662,058)
Software development costs	—	—	—	—	—	(56,627)	(56,627)
Impairment loss	—	—	—	—	—	(779,000)	(779,000)
Depreciation	(2,100)	(596)	(12,587)	(1,208)	(5,040)	(27,807)	(49,338)
Amortization	—	—	—	—	—	(2,400,000)	(2,400,000)
General and administrative expenses	(146,673)	(231,164)	(214,078)	(909,815)	(211,758)	(18,948,705)	(20,662,193)
Total operating expenses	(162,761)	(231,760)	(241,870)	(1,535,040)	(225,646)	(22,212,139)	(24,609,216)

Loss from operations	(164,117)	(88,332)	(69,671)	(1,570,837)	(214,494)	(22,208,761)	(24,316,212)

Other income (expense) Gain from early lease termination	—	—	—	—	—	—	—
Interest income	7	—	486	6,621	—	40,775	47,889
Interest expense	—	(1,418)	—	—	(6,519)	(7,769)	(15,706)
Loss on settlement of litigation	—	—	—	—	—	—	—
Warrant modification expense	—	—	—	—	—	—	—
Other income	1,474	—	391	712	6,828	35,993	45,398
Total other income (expense)	1,481	(1,418)	877	7,333	309	68,999	77,581
Loss before income taxes	(162,636)	(89,750)	(68,794)	(1,563,504)	(214,185)	(22,139,762)	(24,238,631)

	Three Months ended September 30, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	53,635	—	—	591,439	—	—	645,074
Sales – digital marketing	—	1,211,428	—	—	—	—	1,211,428
Sales – online ticketing and reservation	—	—	178,206	—	—	—	178,206
Sales – data	—	—	—	—	15,441	—	15,441
Software sales	—	—	—	—	—	34	34
Hardware sales	—	—	—	—	—	81	81
Total revenue	53,635	1,211,428	178,206	591,439	15,441	115	2,050,264

Cost of sales:
Cost of online ordering	—	—	—	(562,571)	—	—	(562,571)
Cost of online platform	(51,929)	—	—	—	—	—	(51,929)
Cost of digital marketing	—	(1,068,000)	—	—	—	—	(1,068,000)
Sales – online ticketing and reservation	—	—	(6,007)	—	—	—	(6,007)
Cost of data	—	—	—	—	(8,956)	—	(8,956)
Software sales	—	—	—	(38,879)	—	(5,921)	(44,800)
Hardware sales	—	—	—	—	—	(66)	(66)
Total cost of revenue	(51,929)	(1,068,000)	(6,007)	(601,450)	(8,956)	(5,987)	(1,742,329)

Gross income (loss)	1,706	143,428	172,199	(10,011)	6,485	(5,872)	307,935

Operating Expenses
Sales and marketing expenses	(13,170)	—	(15,205)	(175,443)	(8,848)	—	(212,666)
Software development costs	—	—	—	—	—	(19,759)	(19,759)
Impairment loss	—	—	—	—	—	(250,417)	(250,417)
Depreciation	(2,023)	(596)	(12,587)	(1,208)	(3,770)	(14,537)	(34,721)
Amortization	—	—	—	—	—	(800,000)	(800,000)
General and administrative expenses	(87,301)	(231,164)	(214,078)	(302,905)	(131,906)	(8,123,394)	(9,090,748)
Total operating expenses	(102,494)	(231,760)	(241,870)	(479,556)	(144,524)	(9,208,107)	(10,408,311)

Loss from operations	(100,788)	(88,332)	(69,671)	(489,567)	(138,039)	(9,213,979)	(10,100,376)

Other income (expense) Gain from early lease termination	—	—	—	—	—	—	—
Interest income	7	—	486	6,435	—	34,889	41,817
Interest expense	—	(1,418)	—	—	(6,519)	(3,340)	(11,277)
Loss on settlement of litigation	—	—	—	—	—	—	—
Other income	1,474	—	391	13	5,051	176	7,105
Total other income (expense)	1,481	(1,418)	877	6,448	(1,468)	31,725	37,645
Loss before income taxes	(99,307)	(89,750)	(68,794)	(483,119)	(139,507)	(9,182,254)	(10,062,731)

	September 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	—	—	71,036	—	968,625	5,248,108	6,287,769
Identifiable assets	267,140	1,915,919	3,929,726	470,072	54,766	7,811,883	14,449,506

	December 31, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	378,170	—	89,808	—	948,457	6,041,654	7,458,089
Identifiable assets	345,017	1,507,771	3,190,380	2,164,386	81,924	17,951,175	25,240,653

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

	Nine Months Ended September 30,
	2023	2022
Indonesia	$1,017,377	$119,653
Vietnam	1,121,286	1,491,554
Philippines	144,899	71,878
Singapore	619,463	99,091
United States	2,947,566	1,105,456
Thailand	645,528	105,972
Malaysia	2,759	812
	$6,498,878	$2,994,416

	Three Months Ended September 30,
	2023	2022
Indonesia	$484,400	$98,957
Vietnam	497,910	594,893
Philippines	58,740	50,724
Singapore	168,109	93,450
United States	920,495	1,105,456
Thailand	139,396	105,972
Malaysia	16	812
	$2,269,066	$2,050,264

NOTE－6 BUSINESS COMBINATION

The Company has accounted for all of its business acquisitions in accordance with the requirements of ASC 805, Business Combinations (“ASC 805”). Assets acquired and liabilities assumed in business combinations were recorded on the Condensed as of Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Operations and Other Comprehensive Loss since their respective dates of acquisition. The excess of the purchase price over the fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocation of the purchase price is based upon preliminary estimates and assumptions. Any revision to the fair values during the measurement period (no longer than one-year after the acquisition date) will be recorded by the Company as further adjustments to the purchase price allocations.

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

(i) Acquisition of PT Wahana Cerita Indonesia

On April 1, 2023, the Company completed the acquisition of a 100% equity interest in PT Wahana Cerita Indonesia (“PT Wahana”) through its subsidiary Thoughtful Media Group Inc. for total consideration of $35,000, comprised of 24,753 shares of common stock, with a fair value of approximately $25,000 and cash consideration of $10,000. The Company accounted for the transaction as the acquisition of a business.

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

	Nine Months Ended September 30,
	2023	2022
Revenue	$4,229,812	$944,152
Net loss	(8,699,443)	(14,177,999)
Net loss per share	(0.3)	(0.57)

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

	Nine Months Ended September 30,
	2023	2022
Revenue	$4,233,181	$1,072,660
Net loss	(8,720,489)	(14,105,732)
Net loss per share	(0.30)	(0.57)

(iii) Acquisition of Vietnam International Travel and Service Joint Stock Company

On July, 2023, the Company completed the acquisition of a 100% equity interest in Vietnam International Travel and Service Joint Stock Company (“VIT”) through its subsidiary Mekong Leisure Travel Company Limited for total consideration of $150,000, comprised of a number of shares of common stock, with a fair value of approximately $75,000 and cash consideration of $75,000. The Company accounted for the transaction as the acquisition of a business.

Purchase price allocation:
Fair value of stock at closing	$75,000
Cash paid	75,000
Purchase price	$150,000

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

Acquired assets:
Cash and cash equivalents	$5,806
Trade receivables	198,592
Prepayments	24,629
VAT tax	7,406
Other receivable	601
Contract assets	16,128
Inventories	655,097
Total acquired assets	908,259

Less: Assumed liabilities
Accrued liabilities and other payable	732,988
Contract liabilities	71,357
Income tax payable	190
Total Assumed liabilities	804,535

Fair value of net assets	103,724
Goodwill recorded	46,276

Cash consideration allocated	$150,000

The Company is working with an independent valuation firm to finalize the fair value of these identifiable assets and liabilities assumed. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on July 1, 2023. The preliminary estimated fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $46,276 of goodwill.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Revenue	$7,437,980	$3,020,142
Net loss	(12,601,623)	(24,239,083)
Net loss per share	(0.40)	(0.93)

NOTE－7 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	September 30, 2023	December 31,
	(Unaudited)	2022
Deposits	$646,961	$921,429
Prepayments	127,589	573,513
Prepayments for consultancy fee (a)	—	858,665
Value added tax	107,298	140,053
Interest receivable	18,987	12,763
Other receivables	544,758	204,619
Total	$1,445,593	$2,711,042

(a)	On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as consultant to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The considerations of the services are $3,250,000 and $3,190,000. The Company’s due to China-America Culture Media Inc. balance was $0 and $433,332 as of September 30, 2023 and December 31, 2022, respectively. The Company’s due to New Continental Technology Inc., balance was $0 and $425,333 as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized the amortization of prepaid consulting expense of $858,665 and $3,864,001, respectively, using the straight-line method, over a term of 15 months. For the three months ended September 30, 2023 and 2022, the Company recognized the amortization of prepaid consulting expense of $0 and $1,288,001 respectively

NOTE－8 INVENTORIES

	September 30, 2023	December 31, 2022
Finished goods	$838,843	$310,932
Less:
Reserve for excess and obsolete inventory	—	—
Total Inventories	$838,843	$310,932

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $436,796 and $1,467,358 incurred during the nine months ended September 30, 2023 and 2022, respectively. The inventories were amounted to $838,843 and $310,932 at September 30, 2023 and December 31, 2022, respectively.

NOTE－9 INTANGIBLE ASSETS

As of September 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	Useful life	September 30, 2023	December 31, 2022
At cost:
Software platform	2.5 years	$8,000,000	$8,000,000
Apps development		929,170	948,457
Computer software		730,659	586,888
Software system		-	378,170
Intellectual technology		276,000	276,000
Identifiable intangible asset		4,965,654	4,965,654
Other intangible assets	3 – 5 years	—	1,725
		14,901,483	15,156,894
Less: accumulated depreciation		(8,613,714)	(7,698,805)
		$6,287,769	$7,458,089

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

Amortization of intangible assets attributable to future periods is as follows:

Period ending September 30, 2023:	Amount
2023	$—

Amortization of intangible assets was $111,589 and $800,000 for the three months ended September 30, 2023 and 2022, respectively.

Amortization of intangible assets was $919,110 and $2,400,000 for the nine months ended September 30, 2023 and 2022, respectively.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $929,170 (2022: $948,457) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process. No amortization was recognized as the project is still ongoing as of September 30, 2023.

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

NOTE－ 10 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2023	December 31, 2022
At cost:
Computer	$520,941	$600,269
Office equipment	56,749	54,683
Furniture and fixtures	8,292	10,702
Renovation	587,326	322,399
	1,173,308	988,053
Less: accumulated depreciation	(447,564)	(282,015)
Less: exchange difference	—	—
	725,744	706,038

Depreciation expense for the three months ended September 30, 2023 and 2022 were $48,559 and $34,721, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 were $184,090 and $49,338, respectively.

NOTE－11 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	September 30, 2023	December 31, 2022

Amounts due to related parties (a)	$34,651	$22,311

(a)	The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company’s due to related parties balance was $34,651 and $22,311 as of September 30, 2023 and December 31, 2022, respectively.

NOTE－12 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of the following:

	September 30, 2023	December 31, 2022

Accounts payable	$1,819,543	$1,296,571
Accrued liabilities and other payables- Related Party (a)	—	43,360
Accrued liabilities and other payables (b)	6,179,359	8,281,865
Other Accounts payable	6,179,359	8,325,225
Total Accounts payable	$7,998,902	$9,621,796

Accounts payable includes significant third parties balance of $532,752 acquired from Gorilla business through business combination on May 31, 2022.

(a)	The amount represented due to one related party in respect to unpaid salaries and amounted to $0 and $3,360 as of September 30, 2023 and December 31, 2022, respectively.

(b)	Accrued liabilities and other payables consisted of the following:

	September 30, 2023	December 31, 2022

Accrued payroll	$107,708	$1,023,549
Accrued VAT expenses	1,438	6,801
Accrued taxes	1,972,893	1,653,284
Customer deposit	573,346	1,155,695
Customer refund	1,063,989	1,146,409
Other payables (c)	1,352,533	994,213
Other accrual (d)	1,107,452	2,301,914
Total Accrued liabilities	$6,179,359	$8,281,865

(c)	Included in these balances on September 30, 2023 and December 31, 2022 is a $0 and $75,000, respectively, accrual related to an accrued contingency associated with a lawsuit filed against the Company. In 2023, the Company settled this lawsuit for $15,000.

(d)	The September 30, 2023 and December 31, 2022, balance includes long term pension provision and other operation accruals.

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of September 30, 2022 and December 31, 2022.

The Company used a weighted average incremental borrowing rate of 5.62% to determine the present value of the lease payments. The weighted average remaining life of the lease was 3.04 years.

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

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Nine months ended December 31,
	2023	2022

Operating lease expense (per ASC 842)	$422,785	$221,440
Short-term lease expense (other than ASC 842)	93,651	—
Total lease expense	$516,436	$221,440

As of September 30, 2023, right-of-use assets were $1,448,904 and lease liabilities were $1,454,573.

As of December 31, 2022, right-of-use assets were $1,537,670 and lease liabilities were $1,541,064.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of September 30, 2023

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending September 30:

Years ended September 30,	Operating lease amount
2024	$687,908
2025	607,074
2026	241,884
2027	217,879
2028	8,200
Total	1,762,945
Less: interest	(308,372)
Present value of lease liabilities	$1,454,573
Less: non-current portion	(921,576)
Present value of lease liabilities – current liability	$532,997

NOTE－ 14 LOAN

	September 30, 2023	December 31, 2022

Loan – A (i)	22,383	28,164
	$22,383	$28,164

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the three months ended September 30, 2023 and 2022, the Company recognized the interest expense of $285 and $365, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized the interest expense of $917 and $486, respectively.

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

Common stock outstanding

As of September 30, 2023 and December 31, 2022, the Company had a total of 31,089,593 and 27,082,849 shares of its common stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2023 and 2022, the Company issued 2,497 and 0 shares of its common stock in exchange for SOPA Technology Pte. Ltd.’s 0.08% non-controlling interest at $22,470 and valued it at par as there was no change in the control over the subsidiary.

On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), related to the offering of 3,484,845 shares including over-allotment (the “Shares”) of the Company’s common stock. Each Share was sold together with one Warrant to purchase one Share at a combined offering price of $3.30.

During the three and nine months ended September 30, 2023, no warrants were exercised.

During the three months ended September 30, 2022, no warrants were exercised. During the nine months ended September 30, 2022, a total of 70,791 warrants were exercised in exchange to 187,300 shares of its common stock for the value of $412,890.

During the three months ended September 30, 2023 and 2022, the Company issued 2,000,000 and 617,332 shares of common stock to consultants in exchange for consulting services value at $929,625 and $1,827,489, respectively.

During the nine months ended September 30, 2023 and 2022, the Company issued 2,196,078 and 1,103,332 shares of common stock to consultants in exchange for consulting services value at $1,625,759 and $5,154,401, respectively.

During the three months ended September 30, 2023 and 2022, the Company issued 454,540 and 37,229 shares of common stock to six of its employees as compensation valued at $241,332 and $69,000, respectively.

During the nine months ended September 30, 2023 and 2022, the Company issued 849,412 and 92,026 shares of common stock to six of its employees as compensation valued at $558,655 and $217,219, respectively.

During three months ended September 30, 2023 and 2022, the Company issued 177,814 and 609,327 shares of common stock to acquire subsidiaries valued at $62,500 and $1,176,002, respectively.

During nine months ended September 30, 2023 and 2022, the Company issued 177,814 and 876,560 shares of common stock to acquire subsidiaries valued at $62,500 and $2,059,242, respectively.

During the three and nine months ended September 30, 2022, the Company issued 13,273 shares of common stock to Brugau Pte. Ltd. and Cory Bentley to make up for shortfalls in original issuances pursuant to the terms of the agreements with Brugau Pte Ltd and Cory Bentley, valued at $119,457.

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

In December 2020, the Company issued a certain number of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant allows the holder to purchase one C-1 preferred stock at a price of $420 per share. The warrants shall be exercisable on or before December 31, 2020, 2021 and 2022. During the three and nine months ended September 30, 2023, no warrants was issued.

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2023 and December 31, 2022:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2021	148,305	$20.57	4.88
Issued (a)	3,728,784	$3.28	2.92
Exercised	(79,601)	$3.28	0.5
Expired	(3,560)	$420	—
Expired	—	—	—
Outstanding as of December 31, 2022	3,793,928	$3.565	3.05
Issued	—	—	—
Exercised	—	$—	—
Expired	—	—	—
Outstanding as of September 30, 2023	3,793,928	$3.565	3.05

There is no intrinsic value for the warrants as of September 30, 2023 and December 31, 2022.

(a)	Common stock will be issued upon warrants exercise of the 3,649,484 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. No additional warrants modification expense was recorded as of September 30, 2023 and December 31, 2022, respectively.

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

The total fair value of options vested during the nine months ended September 30, 2023 and 2022 was $0 and $0 respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2023 and 2022:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2021	651,960	$7.65	1.67 years
Issued	—	—	—
Vested	(325,980)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2022	325,980	$7.65	0.92 years
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Unvested as of September 30, 2023	325,980	$7.65	0.92 years

Below are the unvested shares vesting schedule at future years:

Year ended December 31 2023	325,980
Total	325,980

The Company issued 814,950 shares of its common stock on September 1, 2021 (“start date”) of which 651,960 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 162,990 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the three months ended September 30, 2023 and 2022, the Company recognized the amortization of stock compensation expense of $149,625 and $634,239, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized the amortization of stock compensation expense of $645,750 and $2,437,092, respectively. The remaining unamortized vesting expenses in 0.17 years which estimated with a cost of $346,500.

NOTE－16 PREFERRED STOCKS AND WARRANTS

As of September 30, 2023 and December 31, 2022, the Company’s preferred stocks have been designated as follow:

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the three and nine months ended September 30, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of September 30, 2023 and December 31, 2022, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued during the three and nine months ended September 30, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of September 30, 2023 and December 31, 2022, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Stocks issued during the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023 and December 31, 2022, there were no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the three and nine months ended September 30, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of September 30, 2023 and December 31, 2022, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

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

As of September 30, 2023 and December 31, 2022, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

Series X Super Voting Preferred Shares

In August 2021, the Company created a new series of preferred stock titled “Series X Super Voting Preferred Stock”, at par value, consisting of 2,000 shares. The Series X Super Voting Preferred Stock carries certain rights and privileges (including but not limited to the right to 4,000 votes per share) to vote on all matters that may come before the stockholders of the Corporation, voting together with the common stock as a single class on all matters to be voted or consented upon by the stockholders but is not entitled to any dividends, liquidation preference or conversion or redemption rights. The Series X Super Voting Preferred Stock is accounted for as an equity classification.

As of September 30, 2023 and December 31, 2022, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－ 17 TREASURY STOCK

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. The following table presents information with respect to repurchases of common stock during the nine months ended September 30, 2023 and 2022:

	Nine Months ended September 30,
	2023	2022

Aggregate common stock repurchased	$611,605	$—
Weighted average price paid per share	1.0473	—
Total amount paid	$640,525	$—

As of September 30, 2023, we had up to $1,359,475 of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE－ 18 INCOME TAXES

For the nine months ended September 30, 2023 and 2022, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Nine Months ended September 30,
	2023	2022
Tax jurisdiction from:
- Local	$7,699,267	$18,240,202
- Foreign	4,915,808	5,998,429
Loss before income taxes	$12,615,075	$24,238,631

The provision for income taxes consisted of the following:

Nine Months ended September 30,
	2023	2022
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	—	—
- India	1,809	2,835
- Philippine	—	—
- Indonesia	605	—
- Thailand	—	—
- Malaysia	—	—

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
- Philippine	—	—
- Indonesia	—	—
- Thailand	—	—
- Malaysia	—	—
Income tax expense	$2,414	$2,835

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

As of September 30, 2023, the operation in the U.S. incurred $30,412,638 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration.

The Company has provided for a full valuation allowance against the deferred tax assets of $6,386,654 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of September 30, 2023, the operation in the Singapore incurred $8,406,035 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,429,026 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of September 30, 2023, the operation in the Vietnam incurred $4,444,831 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $888,966 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of September 30, 2023, the operation in the India incurred $7,186 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $13.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of September 30, 2023, the Company’s subsidiary operations in Indonesia incurred $702,450 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $154,539 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company’s subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of September 30, 2023, the Company’s subsidiary operations in Philippines incurred $911,139 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $227,785 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company’s subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of September 30, 2023, the Company’s subsidiary operations in Thailand incurred $918,458 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $183,692 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of September 30, 2023, the operation in the Malaysia incurred $19,005 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $4,561 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of September 30, 2023 and December 31, 2022 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	September 30, 2023	December 31, 2022
Deferred tax assets:
Software intangibles (U.S)	$150,465	$261,555
Deferred Stock Compensation (U.S.)	5,864,670	7,539,329
ROU net liability	—	248
Net operating loss carryforwards
- United States	6,386,654	4,791,994
- Singapore	1,429,026	975,690
- Vietnam	888,966	563,376
- India	—	—
- Philippines	227,785	144,211
- Indonesia	154,539	85,450
- Thailand	183,692	139,940
- Malaysia	—	—
	15,285,796	14,503,793
Less: valuation allowance	(15,285,796)	(14,503,793)
Deferred tax assets, net	$—	$—

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of September 30, 2023 and December 31, 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2023 and 2022, there were no penalties or interest recorded in income tax expense.

NOTE－ 19 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended September 30, 2023 and 2022, $22,139 and $25,424 contributions were made accordingly. During the nine months ended September 30, 2023 and 2022, $228,112 and $71,186 contributions were made accordingly.

NOTE－ 20 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid and accrued to the director and key management personnel, the total salaries of $242,500 and $0 and $255,560 and $0 during the three months ended September 30, 2023 and 2022, respectively.

The Company paid and accrued to the director and key management personnel, the total salaries of $727,500 and $0 and $851,679 and $0 during the nine months ended September 30, 2023 and 2022, respectively.

The Company issued 159,032 and 0 shares of Common stock, at the price of $1.57 and $0 for the stock based compensation to a key management personnel during the nine months ended September 30, 2023 and 2022, respectively.

The Company accrued 432,361 and 834,972 shares to directors and key management personnel, the total share option of $677,036 and $1,307,486 during the nine months ended September 30, 2023 and 2022, respectively.

The Company subsidiary paid their officer, total professional fee of $2,205 and $4,604 during the three months ended September 30, 2023 and 2022, respectively.

The Company subsidiary paid their officer, total professional fee of $7,470 and $10,203 during the nine months ended September 30, 2023 and 2022, respectively.

The Company paid and accrued to its shareholders, total professional fee of $200,000 and $0 and $378,785 and $123,412 during the nine months ended September 30, 2023 and 2022, respectively.  Including in the above the Company issued 196,078 shares of $200,000 and $0 during the nine months ended September 30, 2023 and 2022, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated unaudited condensed financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－21 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2023 and 2022, respectively, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$920,495	41%	$295,056

	Nine months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,947,566	45%	$295,056

	Three months ended September 30, 2022		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,105,456	37%	$—

	Nine months ended September 30, 2022		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,105,456	43%	$—

(b) Major vendors

For the three and nine months ended September 30, 2023 and 2022, respectively, the vendors who accounted for 10% or more of the Company’s cost of sales and its outstanding payable balances at year-end dates, are presented as follows:

	Three months ended September 30, 2023		September 30, 2023
Vendor	Purchase	Percentage of purchases	Accounts payable
Vendor A	$250,286	15%	$—

	Nine months ended September 30, 2023		September 30, 2023
Vendor	Purchase	Percentage of purchase	Accounts payable
Vendor A	$733,301	16%	$—

For the three and nine months ended September 30, 2022, there is no vendor accounts for 10% or more of the Company’s cost of revenue.

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

The Company’s operations in Vietnam and India are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Vietnam and India, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE－22 COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company had no material commitments or contingencies except the followings.

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

The Company disputes each claim in the above referenced matters and intends to defend the pending actions noted above. The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. While the Company feels confident in its defense of these pending matters, there can be no assurance that it will prevail and that any damages that may be awarded will not be material to the results of operations or financial condition of the Company.

The Company does not believe any of the foregoing actions will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE－23 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through August 7, 2023, the Company issued the unaudited condensed consolidated financial statements.

On October 5, 2023, the Company entered into a structured financing agreement (the “Agreement”) with Strattners FZCO (“Strattners”). Pursuant to the Agreement, the Company shall have the right, but not the obligation, to offer and sell to Strattners up to $40,000,000 shares of common stock, par value $0.0001 per share of the Company, at the Company’s request any time during the commitment period commencing on October 5, 2023 (the “Effective Date”) and terminating on the first day of the month next following the 36-month anniversary of the Effective Date.

On October 25, 2023, Sopa Technology Pte Ltd disposed its wholly owned subsidiaries Hottab Pte Ltd and Hottab Vietnam Company Limited to Thoughtful Media Group Inc for a consideration of SGD 102,932, for internal group restructuring.

On October 18, 2023, Thoughtful Media Group Inc incorporated a wholly owned subsidiary in Malaysia, Thoughtful Media (Malaysia) Sdn Bhd with registered capital MYR 1, which principal activity was the develop digital marketing in Malaysia market.

On October 5, 2023, the Company’s Chairman and the Chief Executive Officer resigned. The former executive entered into a Transition, Release and Consulting Agreement with the Company that will require the former executive to provide consulting services through December 31, 2025 (the “Consulting Term”) including providing support and advice on strategies related to potential fundraising activities, mergers and acquisitions and other strategic matters that may arise for the Company and consulting on trends and emerging innovations in the Company’s lines of business. During the Consulting Term, the Company shall pay Executive $1,500,000 on 5 October 2023 for services from the period from 5 October 2023 through 31 December 2023, $500,000 on 1 January 2024 for services during the remainder of the Consulting Term as consideration for the Consulting Services.

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 23, 2023, Quarterly Report on Form 10-Q for the three months ended March 31, 2023, as filed with the SEC on May 11, 2023, Quarterly Report on Form 10-Q for the three months ended June 30, 2023, as filed with the SEC on August 10, 2023 and other reports that we file with the SEC from time to time.

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

The companies by the Company form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in the Philippines. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on Vietnam, Thailand, Indonesia and the Philippines of SEA. Material acquisitions include:

●	In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”).

●	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.

●	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd (collectively, “Gorilla Networks”), providing Singapore telecommunication reselling services.

●	On July 7, 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively “Thoughtful Media”), whose business provides services to advertisers that helps to make internet advertising more effective.

●	On July 21, 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. (“Mangan), a Philippines restaurant and grocery delivery business. On July 21, 2023, Mangan was disposed to a third party company.

●	On August 15, 2022, the Company and its 95%-owned subsidiary SOPA Technology, Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. (“Nusatrip”) and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri (“Tunas”), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

●	On April 1, 2023, the Company’s 100% owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Wahana Cerita Indonesia, an Indonesia company operating digital marketing and event organizing.

●	On April 1, 2023, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam travel agency.

●	On July 1, 2023, the Company’s 99% owned subsidiary Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam travel agency.

Operating in SEA, we are focused on nine operating verticals: loyalty, lifestyle, grocery and food delivery, telecommunications, digital marketing and travel.

Loyalty

The Company spent over two years building a cutting edge, proprietary IT architecture to effectively scale and support our ecosystem’s companies, consumers and merchants. Using our loyalty platform, which was introduced in 2023, consumers may earn, and merchants may issue, Society Points. The Company will aggregate the data across various touch points and build a realistic view or consumer behavior and use this behavior to increase sales across our ecosystem by: cross-pollinating acquired companies with other existing verticals, customer re-targeting, offline and online behavior prediction and cross promotions and loyalty points. The Company ecosystem becomes a key enabler for our users by converting this aggregation of data into creation of loyalty for our ecosystem companies to generate revenue.

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

Digital Marketing

The acquisition of a digital marketing platform, TMG, amplifies the reach and engagement of the Company’s e-commerce ecosystem and retail partners. Originally founded in 2010, TMG today creates and distributes digital advertising campaigns across its multi-channel network in both SEA and the US. With its intimate knowledge of local markets, digital marketing technology tools and social commerce business focus, advertisers leverage TMG’s wide influencer network throughout SEA to market and sell advertising inventory exclusively with specific placement and effect.

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

Travel

The Company purchased the Nusatrip Group, a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The Nusatrip acquisition extended the Company’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, Nusatrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, Nusatrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors. During the year, Nusatrip Group also acquired two Vietnam based companies having branding name of “VLeisure” and “VIT” selling air ticket, hotel reservation and providing hotel management software to local market.

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

As of November 13, 2023, we have onboarded over 3.7 million registered consumers and over 650,000 registered merchants on our Platform.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue, net	$2,269,066	$2,050,264	$6,498,878	$2,994,416
Cost of revenue	(1,706,502)	(1,742,329)	(4,672,918)	(2,701,412)
Gross income (loss)	562,564	307,935	1,825,960	293,004
Less operating expenses:
Sales and marketing expenses	(236,874)	(212,666)	(466,252)	(662,058)
Software development costs	(12,649)	(19,759)	(41,777)	(56,627)
Impairment loss	—	(250,417)	—	(779,000)
General and administrative expenses	(4,455,546)	(9,925,469)	(14,326,481)	(23,111,531)
Total operating expenses	(4,705,069)	(10,408,311)	(14,834,510)	(24,609,216)
Loss from operations	(4,142,505)	(10,100,376)	(13,008,550)	(24,316,212)

Other income (expense):
Interest income	34,613	41,817	133,807	47,889
Interest expense	(278)	(11,277)	(930)	(15,706)
Gain on early lease termination	—	—	1,064	—
JV income	816	—	7,660	—
Waiver of loan payable	188,738	—	203,938	—
Written-off of fixed assets	(5,093)	—	(7,676)	—
Other income	6,409	7,105	55,612	45,398
Total other income	225,205	37,645	393,475	77,581
Loss before income taxes	(3,917,300)	(10,062,731)	(12,615,075)	(24,238,631)
Income taxes	(746)	(736)	(2,414)	(2,835)
NET LOSS	$(3,918,046)	$(10,063,467)	$(12,617,489)	$(24,241,466)

Revenue. We generated revenues of $2,269,066 and $2,050,264 during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022 we generated revenue of $6,498,878 and $2,994,416, respectively. The significant increase in revenue for three and nine months periods was mainly due to increase in the sales from digital marketing and online ticketing and reservation business, newly acquired subsidiaries since third quarter of 2022 and continuous development.

During the three and nine months ended September 30, 2023 and 2022, the following customer exceeded 10% of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$920,495	41%	$295,056

	Nine months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,947,566	45%	$295,056

	Three months ended September 30, 2022		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,105,456	37%	$—

	Nine months ended September 30, 2022		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,105,456	43%	$—

The customer is in United States.

Cost of Revenue. Cost of revenue was $1,706,502 and $1,742,329 for three months ended September 30, 2023, and 2022, respectively. During the period of nine months ended September 30, 2023 and 2022, the incurred cost of revenue was $4,672,918 and $2,701,412, respectively. Cost of revenue increased in line with the increased sales.

Major vendors

For the three and nine months ended September 30, 2023 and 2022, respectively, the vendors who accounted for 10% or more of the Company’s cost of sales and its outstanding payable balances at year-end dates, are presented as follows:

	Three months ended September 30, 2023		September 30, 2023
Vendor	Purchase	Percentage of purchases	Accounts payable
Vendor A	$250,286	15%	$—

	Nine months ended September 30, 2023		September 30, 2023
Vendor	Purchase	Percentage of purchase	Accounts payable
Vendor A	$733,301	16%	$—

For the three and nine months ended September 30, 2022, there is no vendor accounts for 10% or more of the Company’s cost of revenue.

Gross Income. We recorded a gross income of $562,564 and $307,935 for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, we recorded a gross income of $1,825,960 and $293,004, respectively. The increase in gross income is due to increased gross income from revenue from digital marketing and online ticketing and reservation business, newly acquired subsidiaries in third quarter of 2022. Gross income margin was 25% and 15% for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, our gross income margin was 28% and 10% respectively. Improved in gross margin for the three and nine months periods ended September 30, 2023 was due to higher profit margin arising from newly acquired businesses in the third quarter of 2022.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $236,874 and $212,666 for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, we incurred S&M expenses of $466,252 and $662,058, respectively. The decrease in S&M expense in 2023 was primarily attributable to the planned cost reductions and marketing strategy redesign.

Software Development Cost (“SDC”). We incurred SDC expenses of $12,649 and $19,759 for three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022 and 2021, we incurred SDC expenses of $41,777 and $56,627, respectively. The decrease in SDC in 2023 was primarily attributable to the restructuring of our technology development team.

Impairment loss (“IL”). We incurred impairment loss of $250,417 and $779,000 for the three and nine months ended September 30, 2022. No impairment charge was incurred for the three and nine months ended September 30, 2023. The charge in 2022 was primarily attributable to the impairment of goodwill related to the acquisition of the New Retail Experience Incorporated’s ecommerce asset which was expensed during the period due to the short life term of the asset and the quantum of consideration.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $4,455,546 and $9,925,469 for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, we incurred G&A expenses of $14,326,481 and $23,111,531, respectively. The G&A is primarily consisting of the professional costs associated with costs related to business acquisitions, the Company’s ongoing expenses for its listing on the Nasdaq Stock Exchange, staff cost and stock based compensation for services, and D&O insurance cost. The significant decrease is primarily due to effectiveness of cost control plan.

Income Tax Expense. Our income tax expense for the three months ended September 30,2023 and 2022 was $746 and $736, respectively, and for nine months ended September 30, 2023 and 2022 was $2,414 and $2,835, respectively.

Net Loss. As a result of the items noted above, for the three months ended September 30, 2023, we incurred a net loss of $3,918,046 as compared to the same period ended September 30, 2022 of $10,063,467. During the nine months ended September 30, 2023 the Company incurred a loss of $12,617,489, as compared to $24,241,466 for the same period ended September 30, 2022. The decrease in net loss was primarily attributable to increased revenue and gross income. The net loss for the nine months ended September 30, 2023 includes non-cash items including non-cash stock-based compensation for services of $3,436,207 and depreciation and amortization of $1,103,200.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents and restricted cash of $8,220,075 and $61,353, respectively, accounts receivable of $1,296,594, deposits, prepayments and other receivables of $1,445,593, inventories of $838,843, contract assets of $29,362 and deferred tax assets of $159,841.

As of December 31, 2022, we had cash and cash equivalents and restricted cash of $18,930,986 and $72,350, respectively, accounts receivable of $951,325, deposits, prepayments and other receivables of $2,711,042, inventories of $310,932 and contract assets of $20,310.

For the nine months ended September 30, 2023, the Company’s stockholders’ equity was $10,368,036 which decreased as a result of an increase in accumulated deficit partially offset by additional paid-in-capital. For the nine months ended September 30, 2023, the Company incurred net loss of $12,617,489 and net cash used in operating activities of $9,817,965. Net cash used in investing activities was $296,287. Net cash used in financing activities was $650,525, resulting principally from share buyback exercise and purchase of subsidiary.

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

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(9,817,965)	$(10,881,007)
Net cash (used in) provided by investing activities	(296,287)	294,114
Net cash (used in) provided by financing activities	(650,525)	10,182,905
Effect on exchange rate change	42,869	146,504
Net change in cash and cash equivalents	(10,721,908)	(257,484)
Cash and cash equivalent and restricted cash at beginning of period	19,003,336	23,264,777
Cash and cash equivalent and restricted cash at end of period	$8,281,428	$23,007,293

Net Cash Used in Operating Activities.

For the nine months ended September 30, 2023, net cash used in operating activities was $9,817,965, which consisted primarily of a net loss of $12,617,489, gain from early lease termination of $1,064, waiver of loan payable of $203,938, deferred tax assets of $159,841, accounts receivable of $407,061, contract assets of $9,052, contract liabilities of $317,060, accrued liabilities and other payables of $3,209,471 and Operating lease liabilities of $377,787, partially offset by bad debts of $283,519, depreciation and amortization of $1,103,200, written-off of fixed assets of $7,676, non-cash stock-based compensation for services of $3,411,207, inventories of $143,314, deposits, prepayments and other receivables of $1,355,079, accounts payable of $541,740, advances to related parties of $216,278 and right of use assets of $422,785.

For the nine months ended September 30, 2022, net cash used in operating activities was $10,881,007, which consisted primarily of a net loss of $24,241,466, inventories of $30,404, contract assets of $9,019, accounts payable of $953,756, advance to related parties of $1,352,189 and operating lease liabilities of $254,648, primarily offset by depreciation and amortization of $2,449,338, impairment loss of $779,000, financing charges – first insurance funding of $7,769, non-cash stock based compensation for services of $6,105,057, accounts receivable of $545,962, deposits, prepayments and other receivables of $4,260,141, contract liabilities of $873,672, accrued liabilities and other payables of $687,000 and right of use assets of $252,536.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, to finance our operations and future acquisitions.

Net Cash Used in Investing Activities.

For the nine months ended September 30, 2023, there was a net cash outflow of $296,287, which consist of $185,255 used in purchase of property, plant, and equipment and $143,771 used in intangible assets and partially offset by $32,739 of cash generated from purchase of subsidiary and business acquisition.

For the nine months ended September 30, 2022, there was a net cash outflow of $294,114, which consist of $820,000 used in purchase of subsidiaries, $80,000 used in purchase of asset in a business operation and $449,545 used in purchase of property, plant, and equipment, partially offset by cash generated from purchase of subsidiary and business acquisition of $1,643,659.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2023, net cash used in financing activities was $650,525 mainly for repurchase of common stock of $640,525 and purchase of subsidiary of $10,000.

For the nine months ended September 30, 2022, net cash provided by financing activities was $10,182,905, primarily consisting of funds raised from issuance of preferred stock and exercise of warrants into preferred stock of $412,890 and public offering of $10,402,891, partially offset by repayment of loan of $632,876.

Critical Accounting Policies and Estimate

●	Basis of presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed consolidated balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2023 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2022 audited financial statements and accompanying notes filed with the SEC.

●	Emerging Growth Company

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

●	Use of estimates and assumptions

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

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

●	Business combination

The Company follows Accounting Standards Codification (“ASC”) ASC Topic 805, Business Combinations (“ASC 805”) and ASC Topic 810, Consolidation (“ASC 810”). ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations. Under ASC 805, all business combinations are accounted for by applying the acquisition method. Accounting for the resulting goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

●	Noncontrolling interest

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

●	Segment reporting

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. The Company currently operates in four reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale (“merchant POS”).

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2023 and December 31, 2022, the cash and cash equivalents excluded restricted cash amounted to $8,220,075 and $18,930,986, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $2,423,390 and $9,256,175 as of September 30, 2023 and December 31, 2022, respectively. In addition, the Company has uninsured bank deposits of $5,285,666 and $9,047,911 with a financial institution outside the U.S as of September 30, 2023 and December 31, 2022, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2023 and December 31, 2022, the restricted cash amounted to $61,353 and $72,350, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both September 30, 2023 and December 31, 2022, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the nine months ended September 30, 2023 and 2022, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories were amounted to $838,843 and $310,932 at September 30, 2023 and December 31, 2022, respectively.

●	Prepaid expenses

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

●	Property, plant and equipment

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

●	Impairment of long-lived assets

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

●	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	Identify the contract with a customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to performance obligations in the contract; and

●	Recognize revenue as the performance obligation is satisfied.

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

Travel

The Company purchased the NusaTrip Group, a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The NusaTrip acquisition extended SoPa’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, NusaTrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, NusaTrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors. During the year, NusaTrip Group also acquired two Vietnam based companies having branding name of “Vleisure” and “VIT” selling air ticket, hotel reservation and providing hotel management software to local market.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $80,786 and $591,439 respectively, in the Lifestyle sector.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $361,710 and $1,484,154 respectively, in the Lifestyle sector.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $3,809 and $34, respectively, from software fees.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $5,696 and $21,924 respectively, from software fees.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $6,415 and $77,471, respectively, from this stream.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $95,262 and $53,635, respectively, from this stream.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $2,977 and $15,441, respectively, from telecommunications.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $23,648 and $21,083, respectively, from telecommunications.

Digital marketing

Marketing services from customers

Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

The Company derives its revenue from the provision of digital marketing services to customers. The Company offers customers with a comprehensive suite of digital marketing services to enhance their social media presence and reach their target audiences, particularly Gen Z and Millennials, to achieve marketing goals. The customers can leverage the Company’s experience in building content and fanbases with creators, their creators’ creativity, engagement, and trust among creators’ loyal fanbases to increase their brand awareness and sell products. The Company offers customized digital marketing solution, including (i) advising on content strategy and budget and recommending specific creators; (ii) communicating with and managing selected creators; (iii) producing and engaging relevant content with creators to promote key messages for customers; (iv) uploading branded content on creators’ social media channels; (v) amplifying the reach of creators’ and customers’ content through precise media planning and buying via boosting marketing services on social media platforms, such as Google; and (vi) providing optimization services through data analysis and reporting.

The Company’s customers’ payment terms generally range from 30-60 days of fulfilling its performance obligations and recognizing revenue.

Campaign-based marketing services revenue is recognized as a distinct single performance obligation when the Company transferrs services to customers, which occurs over time. The performance obligation may be a promise to place branded content on certain social media platforms and is satisfied upon delivery of such related services to customers. The duration of the service period is short, usually over 1-3 months. Such revenue is recognized at over time, for the amount the Company is entitled to receive, as and when the marketing services are provided and completed.

Marketing services from social media platforms (“platform revenue”)

The Company also derives its advertising revenue generated from its channel pages and posts on social media platforms, such as YouTube by monetizing its contents. The payments are usually received within 30 days upon completion of performance obligation for platform revenue services.

The Company recognizes revenue as performance obligations are satisfied as the creation of contents are published on the social media platforms, which occurs at a point in time. The advertisements are delivered primarily based on impressions of contents on social media platforms, hence the Company provided the advertising services by an on-going basis during the publication period and the outcome of the services can be received and consumed by the social media platform simultaneously.

The Company records its revenues, net of value added taxes (“VAT”), which is levied at the rate of 10% on the invoiced value of sales.

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $1,784,695 and $1,211,428, respectively, from this stream.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $4,579,429 and $1,211,428, respectively, from this stream.

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

During the three months ended September 30, 2023 and 2022, the Company generated revenue of $390,384 and $178,206, respectively, from this stream.

During the nine months ended September 30, 2023 and 2022, the Company generated revenue of $1,433,133 and $178,206, respectively, from this stream.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company’s right to receive consideration becomes unconditional.

There were contract assets balance of $29,362 and $20,310 on September 30, 2023 and December 31, 2022, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liability balance was $1,209,211 and $1,405,090 on September 30, 2023 and December 31, 2022, respectively.

●	Software development costs

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the nine months ended September 30, 2023, and 2022, software development costs were $41,777 and $56,627, respectively. For the three months ended September 30, 2023 and 2022, the software development costs were $12,649 and $19,759, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

●	Cost of sales

Cost of sales under online ordering consist of the cost of merchandizes ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

Cost of sales related to software sales and software licensing consist of the cost of software and payroll costs, which are directly attributable to the sales and licensing of software. Cost of sales related to hardware sales consist of the cost of hardware and payroll costs, which are directly attributable to the sales of hardware.

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

●	Shipping and handling costs

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

●	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $466,252 and $662,058 for the nine months ended September 30, 2023 and 2022, respectively. Advertising expense was $236,874 and $212,666 for the three months ended September 30, 2023 and 2022, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of September 30, 2023 and December 31, 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

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

●	Foreign currencies translation and transactions

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated unaudited condensed financial statements have been expressed in US$s. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Malaysian Ringgit (“MYR), Thailand Baht (“THB”) and Indonesian Rupiah (“IDR”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed statements of changes in shareholder’s equity.

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end SGD$:US$ exchange rate	$0.73165	$0.72692
Period average SGD$:US$ exchange rate	$0.74578	$0.69708

Translation of amounts from VND into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end VND$:US$ exchange rate	$0.000041	$0.000042
Period average VND$:US$ exchange rate	$0.000042	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end INR$:US$ exchange rate	$0.012021	$0.012268
Period average INR$:US$ exchange rate	$0.012143	$0.012928

Translation of amounts from PHP into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end PHP:US$ exchange rate	$0.017639	$0.017022
Period average PHP:US$ exchange rate	$0.018016	$0.018682

Translation of amounts from THB into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end THB:US$ exchange rate	$0.027272	$0.026390
Period average THB:US$ exchange rate	$0.028947	$0.028899

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end MYR:US$ exchange rate	$0.212764	$0.215560
Period average MYR:US$ exchange rate	$0.221567	$0.230418

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end IDR:US$ exchange rate	$0.000064	$0.000066
Period average IDR:US$ exchange rate	$0.000066	$0.000069

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

●	Comprehensive income

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

●	Earnings per share

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

For the three and nine months ended September 30, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(3,861,929)	$(9,959,793)
Weighted average common shares outstanding – Basic and diluted	28,483,858	25,302,206
Net loss per share – Basic and diluted	$(0.14)	$(0.39)

	Nine months ended September 30,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(12,472,114)	$(24,012,495)
Weighted average common shares outstanding – Basic and diluted	27,917,875	23,856,503
Net loss per share – Basic and diluted	$(0.45)	$(1.01)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Nine months ended September 30,
	2023	2022
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,803,229	3,793,929
Warrants granted with Series C-1 Convertible Preferred Stock (b)	1,068,000	—
Total of common stock equivalents	6,186,499	5,739,199

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.

(b)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

●	Leases

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

As of September 30, 2023 and December 31, 2022, the Company recorded the right of use asset of $1,448,904 and $1,537,670 respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2023, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the nine months ended September 30, 2023 and 2022. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

●	Warrants

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

●	Related parties

The Company follows ASC 850-10, Related Party Disclosures (“ASC 850”) for the identification of related parties and the disclosure of related party transactions.

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

●	Commitments and contingencies

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

●	Fair value of financial instruments

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

●	Recent Accounting Pronouncements

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 23, “Commitments and Contingencies”.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 23, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.”

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On October 5, 2023, the Company entered into a structured financing agreement (the “Agreement”) with Strattners FZCO (“Strattners”). Pursuant to the Agreement, the Company shall have the right, but not the obligation, to offer and sell to Strattners up to $40,000,000 shares of common stock, par value $0.0001 per share of the Company (the “Common Stock”), at the Company’s request any time during the commitment period commencing on October 5, 2023 (the “Effective Date”) and terminating on the first day of the month next following the 36-month anniversary of the Effective Date. In connection with the execution of the Agreement, the Company agreed to issue to the Investor an aggregate of 500,000 shares of Common Stock as commitment fee (the “Commitment Shares”). The issuance of the Commitment Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

SOCIETY PASS INCORPORATED

Date: November 14, 2023	/s/ Raynauld Liang
Raynauld Liang
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ Yee Siong Tan
Yee Siong Tan
Chief Financial Officer
(Principal Financial Officer)