Form 10-K
period 2023-12-31
SOCIETY PASS INCORPORATED.
filed 2024-04-15
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $8 million.

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, on March 31, 2024 was 37,762,362.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this Annual Report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

We base these forward-looking statements or projections on our current expectations, plans, and assumptions, which we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe, are appropriate under the circumstances and at this time. As you read and consider this Annual Report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections contained herein are subject to and involve risks, uncertainties, and assumptions, and therefore you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, and therefore actual results might differ materially from those expressed in the forward-looking statements and projections. Factors that might materially affect such forward-looking statements and projections include:

●	Our ability to effectively operate our business segments;

●	Our ability to manage our operating expenses and the costs associated with growth and expansion;

●	Our ability to compete, directly and indirectly, and succeed in highly competitive and evolving e-commerce market;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	Other factors (including the risks contained in the section of this Annual Report entitled “Item 1A: Risk Factors”) relating to our industry, our operations, and results of operations.

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

ii

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in “Item 1A: Risk Factors” in this Annual Report. These risks include, among others, that:

●	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;

●	If we fail to raise capital when needed it will have a material adverse effect on the Company’s business, financial condition and results of operations;

●	We rely on internet search engines and application marketplaces to drive traffic to our Platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our Platform could decline and our business would be adversely affected;

●	The ecommerce market is highly competitive and if the Company does not have sufficient resources to maintain marketing, sales and client support efforts on a competitive basis our business could be adversely affected;

●	If the Company is unable to expand its systems or develop or acquire technologies to accommodate increased volume, its Platform could be impaired;

●	The Company’s failure to successfully market its brands could result in adverse financial consequences;

●	A decline in the demand for goods and services marketed on the Platform could result in adverse financial consequences;

●	We may be required to expend resources to protect Platform information or we may be unable to launch our services;

●	The Company plans to engage in acquisition activity, which could have adverse effects on its business;

●	We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed;

●	All of our operations are overseas;

●	We are subject to changes in the economic, political, or legal environment of Southeast Asia (“SEA”);

●	Many of the economies in SEA are experiencing substantial inflationary pressures which may increase inflation rates and prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability;

●	Our business will be exposed to foreign exchange risk;

●	Geopolitical unrest could adversely affect our business;

●	The payment processing regulatory regimes of the countries in which we operate could have adverse consequences on our business;

●	Regulation of the internet generally could have adverse consequences on our business;

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business;

●	We cannot assure you that an active trading market will exist in the near future;

●	We may not be able to maintain a listing of our common stock;

●	If we fail to meet all applicable Nasdaq requirements and the Nasdaq Stock Market LLC determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business

●	As a “controlled company” under the rules of the Nasdaq Capital Market, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public shareholders;

●	Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price; and

●	We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

iii

PART I

Item 1. Business

Overview

We are, through the operation and acquisition of fintech and e-commerce platforms and mobile applications through our direct and indirect wholly or majority-owned subsidiaries, building the next generation digital ecosystem and loyalty platform in the Southeast Asian (“SEA”) countries of Singapore, Vietnam, Indonesia, Philippines and Thailand.

We currently market to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in Philippines. We continue to expand our fintech and e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications and through strategic partnerships with technology providers in SEA. Material acquisitions to date include:

●	In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”).

●	In February 2022, we acquired New Retail Experience Incorporated (“NREI”) and Dream Space Company Limited (“Dream Space”) to operate food delivery companies, Pushkart in the Philippines and Handycart in Vietnam, respectively.

●	In May 2022, we acquired Gorilla Networks Pte Ltd and subsidiaries in May 2022 to operate a mobile telecommunications company in Singapore.

●	In July 2022, through our wholly-owned subsidiary, Thoughtful Media Group Incorporated (“TMG”), a Nevada corporation, we acquired a digital marketing company with significant operations in Thailand and the United States.

●	In July 2022, through our wholly-owned subsidiary, NREI, we acquired the assets of Mangan PH Food Delivery Services Corp., a corporation registered in Philippines, (the “Mangan Assets”).

●	In August 2022, we acquired majority control of Singapore-incorporated Nusatrip International Pte Ltd and 100% of the outstanding shares of Indonesia-incorporated PT Tunas Sukses Mandiri, together the “Nusatrip Group”, that give us ownership and operational control of the online and offline Nusatrip travel services marketing platform.

●	In January 2023, through our wholly owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Thoughtful Media Group Indonesia (Formerly known as PT Wahana Cerita Indonesia), an Indonesia-based company operating digital marketing and event organizing.

●	In April 2023, through our 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam-based travel agency.

●	In July 2023, through our 99% owned subsidiary Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam-based travel agency.

We operate certain verticals in SEA: loyalty, lifestyle, telecommunications, digital media, and travel as we try to create the next generation digital ecosystem and loyalty platform. We scaled back our operations in the food and beverage delivery market in 2023.

Loyalty

The Group spent over three years building a cutting edge, proprietary IT architecture to effectively scale and support our ecosystem’s companies, consumers and merchants (the “Platform”). Using our Society Pass loyalty platform, consumers may earn, and merchants may issue, loyalty points or “Society Points” across our subsidiaries. The Company aggregates data generated across various touch points, builds a realistic view of consumer behavior and uses this data to increase sales across our ecosystem by: cross-pollinating acquired companies with other existing verticals, customer re-targeting, offline and online behavior prediction and cross promotions and loyalty points. The Company ecosystem becomes a key enabler for our users by converting this aggregation of data into creation of loyalty for our ecosystem companies to generate revenue:

●	More revenue generation for merchants leads to creation of customer loyalty;

●	More customer loyalty creation leads to more consumers for merchants;

●	More consumers for merchants lead to greater revenues for merchants, which results in

●	Virtuous cycle of revenue generation and loyalty creation.

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

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under the brand name of “Gorilla” to enable the consumers to subscribe to overseas internet data. Established in Singapore in 2019, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting and network coverage in over 150 countries. Gorilla suspended providing local service in Singapore to focus on international calling plans.

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

Nextgen Retail Incorporated (Formerly known as Leflair Incorporated), a Nevada corporation owned by the Company which was formed on December 1, 2021. Nextgen Retail Incorporated owns 100% of SOPA Technology Co Ltd, a company limited by shares incorporated under the laws of Vietnam on October 1, 2019. SOPA Technology Co Ltd operates the Leflair platform.

Nusatrip Incorporated, a Nevada corporation, owns 99% of Nusatrip International Pte Ltd, a Singapore subsidiary, with five wholly owned subsidiaries including Nusatrip Singapore Pte Ltd, a Singapore corporation, Nusatrip Malaysia Sdn Bhd, a Malaysia corporation, PT Tunas Sukses Mandiri, a Indonesia corporation, Mekong Leisure Travel Company Limited and Vietnam International Travel and Service Company Limited, a Vietnam corporations. These companies are engaged in online travel ticketing, reservation and hotel system services.

Thoughtful Media Group Incorporated, a Nevada corporation, which owns digital marketing companies with significant operations in Thailand and other countries in SEA. Thoughtful Media Group Incorporated operates through AdActive Media CA Inc., a California corporation, and Thoughtful (Thailand) Co. Ltd, a Thailand corporation owned 99.75% by the Company, Thoughtful Media Group Company Limited (Formerly known as Hottab Asset Company Limited), a Vietnam corporation, Thoughtful Media (Philippines) Incorporated (Formerly known as SOPA (Phil) Incorporated), a Philippines corporation, PT Thoughtful Media Group Indonesia (Formerly known as PT Wahana Cerita Indonesia), an Indonesia corporation, Thoughtful Media (Singapore) Pte. Ltd. (Formerly known as Hottab Pte Ltd), a Singapore corporation and Thoughtful Media (Malaysia) Sdn Bhd, a Malaysia corporation.

Gorilla Networks Pte Ltd, a wholly owned Singapore corporation that owns several subsidiaries, including Gorilla Mobile Singapore Pte. Ltd.

New Retail Experience Incorporated, a wholly-owned subsidiary in the Philippines, which formerly operated Pushkart and another food delivery platform through Mangan PH Food Delivery Services Corp., a wholly-owned subsidiary in the Philippines.

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

On August 21, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (the “Sales Agent”), acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Common Stock. The Company is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of Nasdaq to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the Sales Agreement generally, the Sales Agent may sell the common stock by any method permitted by law deemed to be an “at the market” offering as defined by Rule 415(a)(4) and Rule 415(a)(1)(x) promulgated under the Securities Act of 1933, as amended. The Company has agreed to pay the Sales Agent commissions for its services in acting as sales agent in the sale of the common stock at a commission rate equal to 3.0% of the gross sales price per share of common stock sold pursuant to the Sales Agreement, if any, and has agreed to provide the Sales Agent with customary indemnification and contribution rights. The Sales Agreement may be terminated by the Sales Agent or the Company at any time upon written notice to the other party.

On October 5, 2023, we entered into a structured financing agreement with Strattners FZCO (“Strattners”). Pursuant to the agreement, we shall have the right, but not the obligation, to offer and sell to Strattners up to $40,000,000 shares of common stock, at the Company’s request any time during the commitment period commencing on October 5, 2023 and terminating on the first day of the month next following the 36-month anniversary of October 5, 2023.

Our Market Opportunity

We expect that continued strong economic expansion, robust population growth, rising level of urbanization, the emergence of the middle class and the increasing rate of adoption of mobile technology provide market opportunities for our Company in SEA. As of 2023, SEA gross domestic product (“GDP”) totaled $3.9 trillion. In comparison, the respective GDP for both the European Union (“EU”) and the United States (“US”) totaled $25.4 trillion and $27.0 trillion in 2023. SEA has experienced rapid economic growth rates in recent years, far exceeding growth in major world economies such as Japan, the EU and the US. According to the International Monetary Fund (“IMF”) since 2010, SEA has averaged 7.0% GDP growth, compared to -2.0% for Japan, 2.1% for the EU and 6.1% for the US.

SEA continues to enjoy robust population growth. The United Nations Population Division estimates that the population of the SEA countries in 2000 was approximately 525 million people growing to 693 million in 2024.

The Internet economy continues to boom in SEA. According to Google Temasek e-Conomy SEA 2020 Report, Internet usage in the region increased with 40 million new users added in 2020 for a total of 400 million compared to 360 million in 2019. Seventy percent of SEA’s population is now online, compared to approximately twenty percent in 2009. In addition, SEA mobile Internet penetration now reaches more than 67%. E-commerce, online media and usage surged with the total value of goods and services sold via the Internet, or gross merchandise value (“GMV”), in SEA, expected to reach more than $100 billion by year end 2020 according to Google, Temasek, Bain SEA Report 2020. In fact, the SEA Internet sector GMV is forecast to grow to over $300 billion by 2025.

We believe that these ongoing positive economic and demographic trends in SEA propelled demand for our Platform.

We incurred net losses of $18,098,918 and $34,015,022 in fiscal years ended December 31, 2023 and 2022, respectively.

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

Launching our Loyalty System

In 2024, we intend to market our unique merchant agnostic and universal Society Points to generate additional revenues for merchants and create permanent customer loyalty in SEA. For consumers, Society Points will offer them both a cashless payment option and the ability to spend bonus points accumulated from one consumer vertical such as lifestyle to a separate one such as travel.

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

Expanding service offerings to merchants

Merchants are a critical component of our business, thus growing our registered merchant base and serving them with desirable technology and marketing solutions to improve sales, cut costs, and realize operational efficiencies. We onboard merchants through marketing outreach tools such as our websites, public relations, social media and focused sales efforts. In our marketing messages, we attract merchants to our ecosystem by offering them access to our growing consumer base as well as numerous opportunities to optimize their sales, including enhanced customer loyalty through the continuus improvement of our Society Points in 2024.

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

Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems or deficiency in our cyber security.

We rely on information technology (IT) systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data, and corporate records, to communicate with staff and external parties and to operate other critical functions. This includes critical system such as email, other communication tools, electronic document repositories and archives. If any of these third-party information technology providers are compromised due to computer viruses, unauthorised access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failure, cyber-attacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption of our access to the internet is compromised, and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorist, has general increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we reply on those third parties to safeguard important confidential personal data regarding our employees and customers enrolled in our platform. If a disruption event were to occur and caused interruptions in a third-party IT provider’s operation, it could result in a disruption of our platform operation. To the extent that any disruption or security breach results in a loss of damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our platform could be delayed or could fail.

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

If appropriate opportunities present themselves, the Company intends to acquire, as the Company did in 2022 and 2023, businesses, technologies, platforms, services, or products that the Company believes are strategic. The Company currently has no binding commitments or agreements with respect to any material acquisition. While the Company is discussing potential acquisitions, there can be no assurance that the Company will be able to successfully negotiate currently contemplated acquisitions or successfully negotiate or finance future contemplated acquisitions, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company’s business. Future contemplated acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition. Any future contemplated acquisitions of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

The Company is, and will be, heavily dependent on the skill, acumen and services of the management and other employees of the Company. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and employees are at-will employees, which means they may terminate their employment relationship with us at any time, although several of our executive officers are required to give the Company written notice if they resign for other than Good Reason (as defined in the employment agreements), and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Executive may terminate the employment agreements other than for good reason upon thirty (30) days’ written notice to Company.

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

We operate and expand internationally. We expect to expand our international operations significantly by accessing new markets abroad and expanding our offerings in new languages: not less than all languages in SEA countries. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

●	recruiting and retaining qualified, multi-lingual employees, including customer support personnel;

●	increased competition from local websites and guides and potential preferences by local populations for local providers;

●	compliance with applicable foreign laws and regulations, including different privacy, censorship and liability standards and regulations and different intellectual property laws;

●	providing solutions in different languages for different cultures, which may require that we modify our solutions and features to ensure that they are culturally relevant in different countries;

●	the enforceability of our intellectual property rights;

●	credit risk and higher levels of payment fraud;

●	compliance with anti-bribery laws;

●	currency exchange rate fluctuations;

●	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

●	political and economic instability in some countries;

●	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

●	higher costs of doing business internationally.

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

From time-to-time, governments and regulatory bodies may review the legislation and regulations applied to the e-commerce and payment processing industry in which the Company operates. Such reviews could result in the enactment of new laws and/or the adoption of new regulations in SEA, South Asia, the US or elsewhere, which might adversely impact businesses in those countries in general and consequently, may threaten the Company’s growth prospects. More specifically, the Company is operating in the e-commerce and payment processing industry, which is strictly regulated. Regulation is extensive and designed to protect consumers and the public, while providing standard guidelines for business operations. In the offering of its products, the Company is subject to certain federal and provincial laws and regulations relating to its financial product offerings, including laws and regulations governing such things as Know-Your-Customer (KYC), Anti-Money Laundering (AML), Anti-Terrorist Financing (ATF) and safeguarding the privacy of customers’ personal information. Failure to comply with, or changes to, existing or future laws and regulations could result in significant unforeseen costs and limitations, and could have an adverse impact on the Company’s business, results of operations and/or financial condition

Regulation of the internet generally could have adverse consequences on our business.

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

Although our common stock is currently listed on Nasdaq, we must meet certain regulatory, financial and liquidity criteria to maintain such listing, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

If we fail to meet all applicable Nasdaq requirements and the Nasdaq Stock Market LLC determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

On May 25, 2023, we received a letter (the “Nasdaq Staff Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty (30) consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(a)(2) if the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. The Nasdaq Staff Letter has no immediate effect on the listing or trading of the Company’s common stock.

The initial notification letter stated that the Company would be afforded 180 calendar days to regain compliance, and that the Company may be eligible for additional time. Although the Company did not regain compliance with Nasdaq Listing Rule 5550(a)(2) within the initial 180 calendar day period, Nasdaq determined that the Company was eligible for the additional 180 calendar day period to regain compliance.

In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during the additional 180 calendar day period ending May 20, 2024. The Company intends to consider all available options to regain compliance with the Nasdaq listing standards.

If the Company does not regain compliance with Rule 5550(a)(2) by May 20, 2024, if the Company is not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal to the Nasdaq staff’s determination to delist its securities. There can be no assurance that the Nasdaq staff would grant the Company’s request for continued if it does not comply with the Nasdaq Listing Rules.

If we fail to meet the applicable Nasdaq requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our ordinary shares and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. You may be unable to sell your common stock in the United States unless a market can be established or sustained. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

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

The trading price of our common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors. In addition to market and industry factors, the market price and trading volume for the common stock may be highly volatile for factors specific to our own operations, including the following:

●	variations in our net revenue, earnings and cash flows;

●	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;

●	announcements of new offerings and expansions by us or our competitors;

●	changes in financial estimates by securities analysts;

●	detrimental adverse publicity about us, our shareholders, affiliates, directors, officers or employees, our business model, our services or our industry;

●	announcements of new regulations, rules or policies relevant for our business;

●	additions or departures of key personnel;

●	release of lock-up or other transfer restrictions on our outstanding equity securities or sales of additional equity securities; and

●	potential litigation or regulatory investigations.

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

Our Founder, Dennis Nguyen, will continue to own a significant percentage of our common stock and our Super Voting Preferred Stock and will be able to exert significant control over matters subject to shareholder approval.

Dennis Nguyen, our Founder and former CEO, currently beneficially owns common stock and Super Voting Preferred Stock that provide him with 52.0% of the voting power of our voting stock. Therefore, even after further offerings, he will have the ability to substantially influence us through this ownership position. For example, he may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. His interests may not always coincide with our corporate interests or the interests of other shareholders, and he may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as he continues to own a significant amount of our equity, he will continue to be able to strongly influence or effectively control our decisions.

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

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

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

Mr. Dennis Nguyen, our Founder and Former Chief Executive Officer, is currently the beneficial owner of voting stock that provides him with approximately 52.0% of the voting power of our voting stock. We currently meet the definition of a “controlled company” under the corporate governance standards for NASDAQ listed companies and for so long as we remain a controlled company under this definition, we are eligible to utilize certain exemptions from the corporate governance requirements of the NASDAQ Stock Market.

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

For so long as we are a controlled company under that definition, we are permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including:

●	an exemption from the rule that a majority of our board of directors must be independent directors;

●	an exemption from the rule that the compensation of our CEO must be determined or recommended solely by independent directors; and

●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We identify and assess material risks from cybersecurity threats to our information systems and the information residing in our information systems by monitoring and evaluating our threat environment on an ongoing basis using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, and conducting risk assessments.

We manage material risks from cybersecurity threats to our information systems and the information residing in our information systems through various processes and procedures, including, depending on the environment, risk assessment, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, and employee training. We engage third-party service providers to provide some of the resources used in our information systems and some third-party service providers have access to information residing in our information systems. With respect to such third parties, we seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature and extent of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our processes may include conducting due diligence on the cybersecurity practices of such provider and contractually imposing cybersecurity related obligations on the provider.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect SOPA, including our business strategy, results of operations, or financial condition. Refer to “Part I, Items 1A – Risk Factor Relating to SOPA’s business – Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems or deficiency in our cyber security” in this Form 10-K for additional discussion about cybersecurity-related risks.

Cybersecurity Governance

Our Board of Directors holds oversight responsibility over SOPA’s risk management and strategy, including material risks related to cybersecurity threats. This oversight is executed directly by our board of directors and through its committees. Our audit committee oversees the management of SOPA’s major financial risk exposures, the steps management has taken to monitor and control such exposures, and the process by which risk assessment and management is undertaken and handled, which would include cybersecurity risks, in accordance with its charter. The audit committee holds regular meetings and receives periodic reports from management regarding risk management, including major financial risk exposures from cybersecurity threats or incidents.

Within management, the Group Chief Technology Officer of our business units are primarily responsible for assessing and managing our material risks from cybersecurity threats on a day-to-day basis and keep the senior executive officers informed on a regular basis of the identification, assessment, and management of cybersecurity risks and of any cybersecurity incidents. Such management personnel have prior experience and training in managing information systems and cybersecurity matters and participate in ongoing training programs.

As of the date hereof, the Company has not encountered cybersecurity incidents that the company believes to have been material to the Company taken as a whole.

Item 2. Properties.

Our principal executive offices are located at 701 S. Carson Street, Suite 200, Carson City, NV 89701.

As of December 31, 2023, the Company recorded the ROU asset and lease obligation of $1,411,226. We do not currently own any real estate.

COUNTRY	SUPPLIER	LEASE	DATE OF AGREEMENT	TERM
Singapore	Morning Star Pte. Ltd.	137 Market Street, #14-01/02, Grace Global Raffles, Singapore 048943	August 2, 2022	3 years from October 15, 2022
Singapore	Lo Tjhan Kwong and Tina Kumalasari Widyatmadja	18 Marina Boulevard #43-09 Marina Bay Residences Singapore 018980	August 17, 2023	2 years from September 18, 2023
Vietnam	Pls Investment Trading Company	5th floor, PLS Building, 366 Nguyen Trai, Ward 8, District 5, Ho Chi Minh	January 11, 2022	3 years from February 20, 2022
Vietnam	Mvillage Joint Stock Company	Room 104, 359/1 Le Van Sy, Ward 13, District 3, HCM City	February 19, 2023	1 year from February 19, 2023
Vietnam	Service And Office Rental Enterprise	9th floor ,Ford Thang Long building, 105 Lang Ha, Dong Da, Hanoi	September 4, 2023	3 years from October 1, 2023
Philippines	Averon Holdings Corporation	6780 Ayala Avenue Makati City 1226 Philippines	February 22, 2022	2 years from March 16, 2022
Thailand	Boutique Prakhanong 3 Ltd.	unit 301, 3rd floor, 7 Soi Sukhumvit 69, Sukhumvit Road, Prakhanong-Nua Sub district, Wattana District, Bangkok	December 1, 2022	3 years from October 8, 2022
Thailand	Boutique Prakhanong 3 Ltd.	unit 302, 3rd floor, 7 Soi Sukhumvit 69, Sukhumvit Road, Prakhanong-Nua Sub district, Wattana District, Bangkok	April 21, 2023	3 years from April 30, 2023
Thailand	Boutique Prakhanong 3 Ltd.	unit 309, 3rd floor, 7 Soi Sukhumvit 69, Sukhumvit Road, Prakhanong-Nua Sub district, Wattana District, Bangkok	December 1, 2022	3 years from October 8, 2022
Indonesia	PT Alfindo Mercu Estate	AIA Central Lower Ground No.1, 28th Floor, Jl. Jend Sudirman Kav. 48A, Jakarta 12930	July 20, 2022	3 years from November 17, 2022
Indonesia	Agustinus Prasetio	The Residence Unit 38B, Ciputra World 1 Jakarta, Jl. Prof. DR. Satrio No.1, RT.18/RW.4, Kuningan, Jakarta Selatan, Daerah Khusus Ibukota Jakarta 12940	June 26, 2023	1 year from August 12, 2023

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

In one of those actions, brought by Rahul Narain, a former employee claims entitlement to compensation and a bonus totaling $566,000 and 130-195 shares of Company common stock, together with costs. For the 130 shares he contends were not delivered, he alleges damages of approximately $750,000. The Company responded to the complaint and also asserted counterclaims in the proceeding for $1,500,000 to $4,000,000 plus punitive damages, together with interest and costs, arising from, inter alia, the former employee’s breach of contract, unfair competition, misappropriation of trade secrets and breach of fiduciary duty. The former employee has responded to the Company’s counterclaims and discovery has been conducted. The discovery phase is now over. The Company filed a motion for partial summary judgment to dismiss Rahul Narain’s claims for damages associated with the 130-195 shares of the Company’s common stock. Rahul Narain has filed a motion for partial summary judgment on his claims for compensation and for damages he alleges associated with his contention that the Company did not deliver the shares of common stock under a warrant. In that motion he seeks the monetary value of that stock, which he contends is $749,190 plus interest, and also seeks partial summary judgment for his claim seeking $566,000 in compensation, specifically to the motion, he seeks $60,000. His motion also seeks to dismiss the Company’s counterclaims. Rahul Narain has also filed a motion in limine to preclude the Company’s expert witness as to damages for some of the Company’s counterclaims. The Court denied the Company’s motion for summary judgment and granted Mr. Narain’s motion for summary judgment on his claims on the warrant and for a portion of his salary, giving him a recovery of $749,190 plus interest as of September 4, 2019 and for his salary of $10,000 per month for the months of September, October, and November of 2023 plus interest, and denied the remainder of his motion, including those portions seeking to dismiss the Company’s counterclaims and to preclude the Company’s expert witness. The Company has filed a Notice of Appeal of this decision and has also filed a motion to reargue the decision. Following the grant of partial summary judgment, a judgment was entered in the office of the Clerk of the Supreme Court in the amount of $1,082,078.91. Subsequently, Mr. Narain served a restraining notice on the Company and has made a motion to appoint a receiver to sell Thoughtful Media Group Inc. and NusaTrip Inc. and disburse proceeds to Mr. Narain sufficient to satisfy the judgment, granting the receiver the right to retain counsel and bankers and to pay them from the proceeds of such sale, or in the alternative, directing the Company to pay Mr. Narain from the sale of any of its assets to satisfy the judgment and enjoining the company from diverting those funds to anyone else until the judgment is satisfied. The Company bonded the judgment and therefore the Court denied the motion without prejudice. In that same Order, the Court denied the Company’s motion to reargue Mr. Narain’s motion for partial summary judgment. Finally, the parties recently attempted to mediate their claims before the Appellate Division, First Department, however such efforts did not result in a settlement. The Company intends to continue to defend Mr. Narain’s claims vigorously.

In the other employment action, brought by Thomas O’Connor, a former employee, and CVO Advisors Pte. Ltd., involves claims of entitlement to salary payments and expense reimbursement in the amount of $122,042.60, plus liquidated damages, together with costs. This former employee also made claims based on a failure to deliver between 1,721 and 2,536 shares of the Company’s common stock. For the 1,721 shares of stock which he contends were not delivered, he alleges damages of $9,918,000. In addition, this action also includes claims by a plaintiff-entity alleging entitlement to $8 million in shares of the Company’s Series A Preferred stock. The Company responded to the complaint and also asserted counterclaims against the former employee in the proceeding for $1,500,000 to $2,000,000 plus punitive damages, together with costs, arising from, inter alia, the former employee’s breach of contract, breach of fiduciary duty, tortious interference and fraud. The former employee has responded to the Company’s counterclaims and this action is still in the discovery phase of litigation. Thomas O’Connor has filed a motion to strike the Company’s answer and counterclaims or in the alternative precluding Society Pass from offering evidence or for a Conditional Order for production. Thomas O’Connor has also filed a motion for partial summary judgment on his cause of action regarding the 1,721 shares of stock that were allegedly not delivered and is seeking the cash value of those shares. The Company has opposed that motion, and the motion is sub judice. In addition, the Company has appealed the grant of the motion on liability and Mr. O’Connor has appealed the denial of the motion on the damages portion. The Company filed a Notice of Appeal with respect to same. In addition, Mr. O’Connor had filed a motion to restrain and enjoin the company from transferring or otherwise disposing any of its assets, including but not limited to extraordinary cash or equity/option payouts to its directors and officers and from transferring or otherwise disposing any of its operating assets, including but not limited to Thoughtful Media Group Inc., NusaTrip Inc., and any other of the Company’s majority owned corporate subsidiaries. The motion was denied, but granted in part to the extent that the Company must promptly inform Mr. O’Connor of any agreement(s) to sell its subsidiaries. The Court also scheduled a valuation hearing for the shares granted in Mr. O’Connor’s motion for summary judgment which will take place on May 29 and 30 of 2024. Mr. O’Connor has made a motion in limine to preclude the Company’s expert from testifying at such valuation hearing, which motion the Company intends to oppose vigorously.

The third case was brought by the Company against former employees Mr. Narain and Mr. O’Connor, in addition to two companies they started, operating under the name Growth Hero. The Company commenced this action on May 18, 2023. The Company alleges, inter alia, that Narain, O’Connor, and Growth Hero misappropriated the Company’s intellectual property and alleges other related torts pertaining to the business conducted by Growth Hero. The Company brought claims sounding in breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, breach of fiduciary duties, violation of the Stored Communication Act, and for a permanent injunction. The Company seeks damages in an amount to be determined at trial. The Company has filed a motion to extend the time to service of process on Mr. O’Connor and the corporate entities and for leave to serve them via email, and has also initiated a Hague Convention application for international service upon them. The motion was granted to the extent that the Company’s time to serve Mr. O’Connor has been extended, without prejudice to renew. Rahul Narain has been served with process and has made a motion to dismiss the claims against him. The Company has submitted an opposition to this motion. The motion was granted due to the Court’s opinion that the claims set forth against Mr. Narain in this case were the same as the counterclaims asserted against Mr. Narain in his lawsuit against the Company.

The Company disputes each claim in the above referenced matters and intends to defend the pending actions noted above. The ultimate outcome of any damages that may become payable if its defence is unsuccessful in whole or in part is not probable nor estimable at this time. While the Company feels confident in its defence of these pending matters, there can be no assurance that it will prevail and that any damages that may be awarded will not be material to the results of operations or financial condition of the Company.

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

Holders

As of March 31, 2024, there were 110 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2023.

Item 6. [Reserved]

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

The companies by the Company form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in the Philippines. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on Vietnam, Thailand, Indonesia and Philippines of SEA. Material acquisitions include:

●	In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”).

●	In February 2022, we acquired NREI and Dream Space in February 2022 which operate the food delivery companies Pushkart in the Philippines and Handycart in Vietnam, respectively.

●	In May 2022, we acquired Gorilla Net and Gorilla Mobile in May 2022.

●	In July 2022, through our wholly owned subsidiary, New Retail Experience Incorporated, we acquired Mangan PH Food Delivery Services Corp., a corporation registered in [Philippines;

●	In July 2022, through our wholly owned subsidiary, Thoughtful Media Group Incorporated, a Nevada corporation, we acquired a digital marketing company with significant operations in Thailand and the United States.

●	In August 2022, we acquired entities that give us ownership of the Nusatrip travel services marketing platform.

●	In April, 2023, through our 100% owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Thoughtful Media Group Indonesia (Formerly known as PT Wahana Cerita Indonesia), an Indonesia-based company operating digital marketing and event organizing.

●	In April, 2023, through our 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam-based travel agency.

●	In July, 2023, through our 99% owned subsidiary Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam-based travel agency.

Operating in SEA, we are focused on certain operating verticals: loyalty, lifestyle, telecommunications, digital media, and travel. We scaled back our operations in the food and beverage delivery market in 2023.

Loyalty

The Company spent over two years building a cutting edge, proprietary IT architecture to effectively scale and support our ecosystem’s companies, consumers and merchants. Using our loyalty platform, consumers may earn, and merchants may issue, Society Points. The Company will aggregate the data across various touch points and build a realistic view or consumer behavior and use this behavior to increase sales across our ecosystem by: cross-pollinating acquired companies with other existing verticals, customer re-targeting, offline and online behavior prediction and cross promotions and loyalty points. The Company ecosystem becomes a key enabler for our users by converting this aggregation of data into creation of loyalty for our ecosystem companies to generate revenue.

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

Telecommunications

The Company also has online telecommunication reseller platform operating under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes Web3 technology to operate a MVNO for its users in Southeast Asia. With network coverage to over 160 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services.

Travel

The Company purchased Nusatrip Group, a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The Nusatrip acquisition extended SoPa’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, Nusatrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, Nusatrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors. During the year, NusaTrip Group also acquired two Vietnam based companies having branding name of “VLeisure” and “VIT” selling air ticket, hotel reservation and providing hotel management software to local market.

Our loyalty-focused and data-driven e-commerce marketing platform interfaces connect consumers with merchants in the lifestyle sectors, assisting local brick-and-mortar businesses to access new customers and markets to thrive in an increasingly convenience-driven economy. Our Platform integrates with both global and country-specific search engines and applications and accepts international address and phone number data, providing a consumer experience that respects local languages, address formats and customs. Our Strategic Partners (as defined below) work with us to penetrate local markets, while our Platform allows effortless integration with existing technological applications and websites.

On June 30, 2023, NextGen Retail Inc., a Nevada corporation (the “Buyer”), a wholly-owned subsidiary of the Company, entered into a Securities Purchase Agreement with Story-I Ltd., an Australian corporation (“Story-I Australia”), Story-I Pte Ltd., a Singapore corporation (“Story-I Singapore”), a wholly-owned subsidiary of Story-I Australia, and Michael Chan, to purchase 95% of the outstanding shares (the “Majority Shares”) of PT Inetindo Infocom (the “Company”), an Indonesian company and retail reseller of Apple computers and other electronics in Indonesia. The consideration for the Majority Shares to be paid to Story-I Australia and Story-I Singapore by the Buyer is AUS$2,787,173, approximately US$ 1.85 million based on current exchange rates. The Company formally terminated the agreement on April 12, 2024.

Global Events

The Russian-Ukraine war, Iran-Pakistan tension and the supply chain disruption have not affected any specific segment of our business.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the years ended December 31, 2023 and 2022:

	YEARS ENDED DECEMBER 31,
	2023	2022
Revenue, net	$8,171,635	$5,635,553
Cost of revenue	$(5,701,645)	$(4,668,580)
Gross income	$2,469,990	$966,973
Less operating expenses:
Sales and marketing expenses	$(577,931)	$(997,784)
Software development costs	$(55,645)	$(72,999)
Impairment loss	$—	$(7,499,881)
General and administrative expenses	$(19,796,832)	$(30,552,365)
Total operating expenses	$(20,430,408)	$(35,123,029)
Loss from operations	$(17,960,418)	$(34,156,056)

Other income (expense):
Dividend income	$7,638	$2,442
Gain from early lease termination	$1,064	$2,166
Interest income	$160,702	$84,116
Interest expense	$(235)	$(25,105)
Gain (loss) on disposal of plant and equipment	$1,438	(19,964)
Waiver of loan payable	$192,716	$—
Written-off of intangible assets	$(276,000)	$—
Written-off of plant and equipment	(386,160)	—
Other income	$185,652	$101,010
Total other income (expense)	$(113,185)	$144,665
Loss before income taxes	$(18,073,603)	$(34,011,391)
Income taxes	$(25,315)	$(3,631)
NET LOSS	$(18,098,918)	$(34,015,022)

Revenue. For the years ended December 31, 2023 and 2022, we generated revenue of $8,171,635 and $5,635,553 respectively. The revenue increase mainly from the sales of digital marketing and online ticketing and reservation.

Revenue by business segment. For the years ended December 31, 2023 and 2022, digital marketing generated revenue of $5,966,611 and $2,593,674 respectively, online ticketing and reservations generate revenue of $1,606,800 and $724,991 respectively, online ordering including e-commerce and online F&B and groceries delivery generated revenue of $512,124 and $2,269,190 respectively, software subscription including POS Merchant and online hotel service software generated revenue of $62,082 and $23,801 respectively, and telecommunication reseller generated revenue of $24,018 and $23,747 respectively. Digital marketing and online ticketing and reservations increased as results covered only six months and seven months respectively in year 2022. Online ordering including e-commerce and online F&B and groceries delivery decreased as a result of stronger competition from big market players and mature of direct online platform from various sellers.

Revenue by geographic segment. From the year ended December 31, 2022 to December 31, 2023, United States revenue increased from $2,310,933 to $3,936,733 and Thailand revenue increased from $225,172 to $1,083,080 both arise from digital marketing segment. Indonesia revenue increased from $443,147 to $1,235,834 arise from online ticketing and reservation business segment. Vietnam revenue decreased from $2,186,007 to $1,256,972 mainly due to revenue decrease in e-Commerce online ordering business segment. The rest of other geographic segment in the Philippines, Singapore and Malaysia has remained consistent.

Top Customers Revenue for the years ended December 31, 2023 and 2022

For the years ended December 31, 2023 and 2022, the following customer exceeded 10% of the Company’s revenues:

	Year ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	3,936,733	48.18%	340,424

	Year ended December 31, 2022		December 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	2,310,933	41.01%	385,183

The above significant customer is located in the United States.

Cost of Revenue. For the years ended December 31, 2023 and 2022, we incurred cost of revenue of $5,701,645 and $4,668,580 respectively. The increase in cost of revenue was in line with increase in each revenue, and with better performance in digital marketing, averaging the lower increase in overall cost of revenue.

Major vendors

For the year ended December 31, 2023, the following vendor exceeded 10% of the Company’s cost of revenue.

	Year ended December 31, 2023		December 31, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	1,027,237	18.02%	111,447

The above significant vendor is located in Thailand.

For the year ended December 31, 2022, there is no vendor exceeded 10% of the Company’s cost of revenue.

Gross Income. For the years ended December 31, 2023 and 2022, we recorded a gross income of $2,469,990 and $966,973, respectively. The increase is due to increased revenue from digital marketing and online ticketing and hotel reservation business whereas the cost of revenue in digital marketing increment lower in percentage than revenue.

Sales and Marketing Expenses (“S&M”). For the years ended December 31, 2023 and 2022, we have incurred S&M expenses of $577,931 and $997,784, respectively. The decrease in S&M is primarily attributable to the decreased in sales activities and the related marketing cost control throughout all business segments.

Software Development Cost (“SDC”). For the years ended December 31, 2023 and 2022, we incurred SDC expenses of $55,645 and $72,999, respectively. The decrease in SDC in 2023 is primarily attributable to the restructuring of our technology development team.

Impairment Charge (“IC”). For the year ended December 31, 2022, we incurred IC expenses of $3,499,881. This is primarily attributable to the impairment of goodwill related to the acquisition of the NREI, Gorilla, TMG and Nusatrip which were expensed during the period due to the short life term of the asset and the quantum of consideration. There were no IC expenses incurred for the year ended December 31, 2023.

General and Administrative Expenses (“G&A”). For the years ended December 31, 2023 and 2022, we incurred G&A expenses of $19,796,832 and $30,552,365, respectively. The decrease in G&A is primarily attributable to the decrease in professional costs associated with costs related to business acquisitions, stock-based compensation for services, and D&O insurance costs.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2023 and 2022 was $25,315 and $3,631, respectively.

Net Loss. As a result of the items noted above, for the year ended December 31, 2023, we incurred a net loss of $18,098,918, as compared to $34,015,022 for the year ended December 31, 2022. The net loss decreased primarily attributable to improvement in gross profit and decrease in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $3,628,670, accounts receivable of $1,338,170, deposits, prepayments and other receivables of $2,207,774 and inventories of $431,483, contract assets of $247,368.

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

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(13,908,134)	$(14,453,759)
Net cash (used in) provided by investing activities	(340,246)	177,393
Net cash (used in) provided by financing activities	(785,525)	10,182,905
Effect on exchange rate change	(245,449)	(167,980)
Net change in cash and cash equivalents*	(15,279,354)	(4,261,441)
Cash and cash equivalent* at beginning of year	19,003,336	23,264,777
Cash and cash equivalent* at end of year	3,723,982	19,003,336

*	Cash and cash equivalent in statements of cash flows includes restricted cash

Net Cash Used in Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $13,908,134, which consisted primarily of a net loss of $18,098,918, gain from early lease termination of $1,064, gain on disposal of plant and equipment $1,438, waiver of loan payable of $192,716, deferred tax assets of $149,858, accounts receivable of $167,307, contract assets of $227,058, contract liabilities of $260,518, accruals and other payables of $2,522,661 and operating lease liabilities of $643,043 partially offset by bad debts of $2,189, depreciation and amortization of $1,271,473, written-off of plant and equipment of $386,160, written-off intangible assets of $276,000, treasury stock of $145,000, stock-based compensation for services of $3,969,392, inventories of $550,674, deposits, prepayments and other receivables of $592,899, accounts payables of $412,847, advances to related parties of $180,305 and right of use assets of $569,508, respectively.

For the year ended December 31, 2022, net cash used in operating activities was $14,453,759, which consisted primarily of a net loss of $34,015,022, gain from early lease termination of $2,166, inventories of $85,516, contract assets of $20,310, accounts payables $862,215, accrued liabilities and other payables of $511,730, advance to related parties of $1,352,513 and operating lease liabilities of $579,997 partially offset by depreciation and amortization of $3,307,832, impairment loss of $3,499,881, financing charges – first insurance funding of $7,770, stock-based compensation for services of $8,299,566, accounts receivables of $168,953, deposits, prepayments and other receivables of $6,374,684, contract liabilities of $929,861 and right of use assets of $387,163.

Until we generate cash flows from operations, we expect to continue to rely on cash generated through financing from public offerings or private offerings by the Company or one or more of our subsidiaries’ securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) Provided by Investing Activities

For the year ended December 31, 2023, there was net cash outflow of $340,246 primarily consisted of purchase of property, plant and equipment of $219,214, purchase of intangible assets of $143,771, acquisition of subsidiary of $10,000, partially offset by cash received from business acquisition of $32,739.

For the year ended December 31, 2022, there was net cash inflow of $177,393 primarily consisted of the cash received from business acquisition of $1,643,659, partially offset by acquisition of subsidiaries of $820,000, purchase of assets in a business operation of $80,000 and purchase of property, plant, and equipment of $566,266.

Net Cash (Used In) Provided by Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was $785,525, consisting of fund used in share buyback.

For the year ended December 31, 2022, net cash provided by financing activities was $10,182,905, consisting primarily of funds raised from a public offering of $10,402,891 and Series C-1 warrants exercised of $412,890 partially offset by repayment of the First Insurance Funding Loan of $632,876.

On May 25, 2023, we received a letter (the “Nasdaq Staff Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty (30) consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(a)(2) if the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. The Nasdaq Staff Letter has no immediate effect on the listing or trading of the Company’s common stock.

The initial notification letter stated that the Company would be afforded 180 calendar days to regain compliance, and that the Company may be eligible for additional time. Although the Company did not regain compliance with Nasdaq Listing Rule 5550(a)(2) within the initial 180 calendar day period, Nasdaq determined that the Company was eligible for the additional 180 calendar day period to regain compliance.

In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during the additional 180 calendar day period ending May 20, 2024. The Company intends to consider all available options to regain compliance with the Nasdaq listing standards.

If the Company does not regain compliance with Rule 5550(a)(2) by May 20, 2024, if the Company is not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities. There can be no assurance that the Nasdaq staff would grant the Company’s request for continued if it does not comply with the Nasdaq Listing Rules

Critical Accounting Policies and Estimate

●	Basis of presentation

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2023 and 2022, the cash and cash equivalents excluded restricted cash amounted to $3,628,670 and $18,930,986, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $83,152 and $9,256,175 as of December 31, 2023 and 2022, respectively. In addition, the Company has uninsured bank deposits of $3,262,161 and $9,047,911 with a financial institution outside the U.S as of December 31, 2023 and 2022, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of December 31, 2023 and 2022, the restricted cash amounted to $95,312 and $72,350, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both December 31, 2023 and 2022, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the years ended December 31, 2023 and 2022, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories amounted to $431,483 and $310,932 at December 31, 2023 and 2022, respectively.

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

During the years ended December 31, 2023 and 2022, the Company generated revenue of $414,120 and $2,118,191, respectively, in the Lifestyle sector.

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

During the years ended December 31, 2023 and 2022, the Company generated revenue of $745 and $23,801, respectively, from software fees.

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

Grocery and food delivery consists of online grocery under brand name “Pushkart” and food delivery service under brand name “Handycart” and “Mangan” as follows:

Customers place order for groceries and take-out food through our online platforms of “Pushkart”, “Mangan” and “Handcart” respectively. When the grocery or food merchant receives and order, our platform will assign a third-party delivery service to pick up and deliver the grocery and/or food order to the customer. Revenue is recognized when the grocery and/or food is delivered, at which time the customer pays for the grocery and /or food order with cash, at Net of merchant cost.

During the years ended December 31, 2023 and 2022, the Company generated revenue of $98,004 and $150,999, respectively, from this stream.

As a telecommunication reseller we provide local mobile data and overseas internet data plans under the brand name of “Gorilla,” which is a group of company we acquired in May 2022. Our telecommunication revenues are recorded for ASC Topic 606 purposes as follows:

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

During the years ended December 31, 2023 and 2022, the Company generated revenue of $24,018 and $23,747, respectively, from telecommunications.

Digital marketing revenues are recognized when the Company has negotiated the terms of the transaction, which includes determining either the overall price, or price for each performance obligation in the form of a service or a product, the service or product has been delivered to the customer, no obligation is outstanding regarding that service or product, and the Company is reasonably assured that funds have been or will be collected from the customer.

A summary of each of the Company’s revenue streams under ASC 606 is as follows:

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

Campaign-based marketing services revenue is recognized as a distinct single performance obligation when the Company transfers services to customers, which occurs over time. The performance obligation may be a promise to place branded content on certain social media platforms and is satisfied upon delivery of such related services to customers. The duration of the service period is short, usually over 1-3 months. Such revenue is recognized at over time, for the amount the Company is entitled to receive, as and when the marketing services are provided and completed.

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

During the years ended December 31, 2023 and 2022, the Company generated revenue of $5,966,611 and $2,593,674, respectively, from this stream.

Online ticketing and reservation provide information, prices, availability, booking services for domestic and international air ticket, hotels, car, train, and hotel technology as follows:

The Company’s revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied. These revenues cover B2B and B2C sales channel segments.

The Company has a software subscription revenue generated from hotel in Vietnam, and online advertising revenue, reported in gross basis, providing a hotel booking management platform for hotel management purposes, and brand advertisement purpose. these revenues are recognized ratably over the time or upon relevant performance obligations being fulfilled.

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the years ended December 31, 2023 and 2022.

Hotel reservation services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for hotel room reservations through the Company’s transaction and service platform. Commissions from hotel reservation services rendered are recognized when the reservation becomes non-cancelable (when the cancelation period provided by the reservation expires) which is the point at which the Company has fulfilled its performance obligation (successfully booking a reservation, which includes certain post-booking services during the cancelation period). Contracts with certain travel suppliers contain incentive commissions typically subject to achieving specific performance targets. The incentive commissions are considered as variable consideration and are estimated and recognized to the extent that the Company is entitled to such incentive commissions. The Company generally receives incentive commissions from monthly arrangements with hotels based on the number of hotel room reservations where end users have completed their stay. The Company presents revenues from such transactions on a net basis in the statements of income and comprehensive income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled hotel reservations.

Hotel technology platform software services

The Company receives subscription fee from travel suppliers for hotel room reservation and marketing system through the Company’s reservation and marketing platform.

Subscription fee from hotel technology platform software services rendered are recognized ratably over the fixed term of the agreement as services are provided throughout the contract period, where the performance obligations being fulfilled through the usage of our hotel technology platform software services.

The Company presents revenues from such transactions on a gross basis in the statements of income and comprehensive income as the Company, generally, control the service provided by the travel supplier to the traveler.

Ancillary services

Ancillary revenues comprise primarily of the insurance commission and refund margin.

Insurance commission revenue received from B2B and B2C customers for selling of travel insurance through the Company’s transaction and service platform. Commission from travel insurance is recognized when the order is confirmed and paid which is the point at which the Company fulfilled its performance obligation. Refund margin revenue received from B2B and B2C customers for the spread arise from reservations cancellation fee between customers and travel suppliers. This is recognized upon the confirmation of refund amount by both customers and travel suppliers which is the point at which the Company fulfilled its performance obligation.

During the years ended December 31, 2023 and 2022, the Company generated revenue of $1,606,800 and $724,991, respectively, from this stream.

Principal vs Agent Considerations

In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its customers and vendors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue on a gross or net basis depends upon whether the Company has control over the goods prior to transferring it. This evaluation determined that the Company is not in control of establishing the transaction price, not managing all aspects of the terms, even though taking the risk of campaign results and default payment.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company’s right to receive consideration becomes unconditional.

There were contract assets balance was $247,368 and $20,310 on December 31, 2023 and 2022, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,265,753 and $1,405,090 on December 31, 2023 and 2022, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the years ended December 31, 2023, and 2022, software development costs were $55,645 and $72,999, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

●	Cost of revenue

Cost of revenue under online ordering consist of the cost of merchandizes ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

Cost of revenue related to software sales and licensing consist of the cost of software and payroll costs, which are directly attributable to the sales and licensing of software. Cost of revenue related to hardware sales consist of the cost of hardware and payroll costs, which are directly attributable to the sales of hardware.

Cost of revenue related to grocery and food delivery consist of the cost of the outsourced delivery and the outsource payment gateway, which are directly attributable to the sales of grocery and food delivery.

Cost of revenue related to our telecommunication data reseller segment consist of the cost of the primary telecommunication service, which are directly attributable to the sales of telecommunication data.

Cost of revenue under digital marketing consist of the cost of primary digital marketing service, which are directly attributable to the sales of digital marketing.

●	Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company’s suppliers or distributors for our merchant POS business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of revenue.

●	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $577,931 and $997,784 for the years ended December 31, 2023 and 2022, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of December 31, 2023 and 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the years ended December 31, 2023, and 2022.

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

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end SGD$:US$ exchange rate	$0.7575	$0.7450
Year average SGD$:US$ exchange rate	$0.7445	$0.7254

Translation of amounts from VND into US$ has been made at the following exchange rates for the years December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end VND$:US$ exchange rate	$0.000041	$0.000042
Year average VND$:US$ exchange rate	$0.000042	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end INR$:US$ exchange rate	$0.0120	$0.0121
Year average INR$:US$ exchange rate	$0.0121	$0.0127

Translation of amounts from PHP into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end PHP:US$ exchange rate	$0.0180	$0.0179
Year average PHP:US$ exchange rate	$0.0180	$0.0184

Translation of amounts from THB into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end THB:US$ exchange rate	$0.0290	$0.0288
Year average THB:US$ exchange rate	$0.0287	$0.0286

Translation of amounts from MYR into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end MYR:US$ exchange rate	$0.2175	$0.2265
Year average MYR:US$ exchange rate	$0.2193	$0.2275

Translation of amounts from IDR into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end IDR:US$ exchange rate	$0.000065	$0.000064
Year average IDR:US$ exchange rate	$0.000066	$0.000067

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

●	Earning per share

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

For the years ended December 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Years ended December 31,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(18,134,128)	$(33,786,107)
Weighted average common shares outstanding – Basic and diluted	28,972,117	24,429,526
Net loss per share – Basic and diluted	$(0.63)	$(1.38)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Years ended December 31,
	2023	2022
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,803,229	3,793,929
Warrants granted with Series C-1 Convertible Preferred Stock (b)	1,068,000	—
Total of common stock equivalents	6,186,499	5,739,199

(a)	The Board of Directors have approved a 10 year stock option at an exercise price of $6.49 per share that will be exercisable at any time.

(b)	The expiry date of warrants granted with Series C-1 was June 30, 2022.

●	Leases

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

As of December 31, 2023 and 2022, the Company recorded the right of use asset of $1,407,956 and $1,537,670, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2023, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the years ended December 31, 2023, and 2022. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

●	Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its preferred and common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using a Black-Scholes Option Pricing Model as of the measurement date. The Company uses a Black-Scholes option pricing model to estimate the grant date fair value of the warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital (the accounting treatment for common stock issuance costs). All other warrants are recorded at the grant date fair value as an expense over the requisite service period, or at the date of issuance if the warrants vest immediately, with corresponding credits to additional paid-in capital.

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

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.

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

SOCIETY PASS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Society Pass Incorporated and its subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Society Pass Incorporated and its subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered loss for year of $18,373,522, negative operating cash flow of $13,908,134, working capital deficit of $2,387,427 and accumulated deficit of $99,272,691 as at December 31, 2023 that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ OneStop Assurance PAC

We have served as the Company’s auditor since 2022

Singapore

April 15, 2024

SOCIETY PASS INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$3,628,670	$18,930,986
Restricted cash	95,312	72,350
Accounts receivable, net	1,338,170	951,325
Inventories	431,483	310,932
Contract assets	247,368	20,310
Deposits, prepayments and other receivables	2,207,774	2,711,042
Deferred tax assets	149,858	—
Total current assets	8,098,635	22,996,945

Non-current assets:
Intangible assets, net	6,081,728	7,458,089
Goodwill	88,197	—
Plant and equipment, net	686,658	706,038
Right of use assets, net	1,407,956	1,537,670
Total non-current assets	8,264,539	9,701,797

TOTAL ASSETS	$16,363,174	$32,698,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$1,690,651	$1,296,571
Contract liabilities	1,265,753	1,405,090
Accrued liabilities and other payables	6,866,169	8,325,225
Due to related parties	9,900	22,311
Deferred tax liabilities	69,000	69,000
Operating lease liabilities	563,276	467,938
Loan	21,313	28,164
Total current liabilities	10,486,062	11,614,299

Non-current liabilities
Operating lease liabilities	847,950	1,073,126
TOTAL LIABILITIES	11,334,012	12,687,425

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of December 31, 2023 and 2022, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of December 31, 2023 and 2022, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of December 31, 2023 and 2022, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 3,500 Series X shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common shares; $0.0001 par value, 95,000,000 shares authorized; 33,262,362 and 27,082,849 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3,326	2,708
Additional paid-in capital	105,603,434	101,427,160
Less: Common shares held in treasury, at cost; 1,111,605 and 0 shares at December 31, 2023 and 2022, respectively	(785,525)	—
Accumulated other comprehensive gain (loss)	(242,129)	56,527
Accumulated deficit	(99,272,691)	(81,138,563)
Total equity attributable to Society Pass Incorporated	5,306,415	20,347,832
Non-controlling interest	(277,253)	(336,515)
TOTAL EQUITY	5,029,162	20,011,317
TOTAL LIABILITIES AND EQUITY	$16,363,174	$32,698,742

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2023	2022

Revenue, net
Sales – online ordering	$512,124	$2,269,190
Sales – digital marketing	5,966,611	2,593,674
Sales – online ticketing and reservation	1,606,800	724,991
Sales – data	24,018	23,747
Software sales	62,082	23,801
Hardware sales	—	150
Total revenue	8,171,635	5,635,553

Cost of revenue:
Cost of online ordering	(474,576)	(2,107,815)
Cost of digital marketing	(4,953,510)	(2,227,413)
Cost of online ticketing and reservation	—	(94,048)
Cost of data	(44,750)	(10,134)
Software sales	(228,809)	(229,059)
Hardware sales	—	(111)
Total cost of revenue	(5,701,645)	(4,668,580)

Gross income	2,469,990	966,973

Operating expenses:
Sales and marketing expenses	(577,931)	(997,784)
Software development costs	(55,645)	(72,999)
Impairment loss	—	(3,499,881)
General and administrative expenses	(19,796,832)	(30,552,365)

Total operating expenses	(20,430,408)	(35,123,029)

Loss from operations	(17,960,418)	(34,156,056)

Other income (expense):
Dividend income	7,638	2,442
Gain on early lease termination	1,064	2,166
Interest income	160,702	84,116
Interest expense	(235)	(25,105)
Gain (loss) on disposal of plant and equipment	1,438	(19,964)
Waiver of loan payable	192,716	—
Written-off of intangible assets	(276,000)	—
Written-off of plant and equipment	(386,160)	—
Other income	185,652	101,010
Total other income (expense)	(113,185)	144,665

Loss before income taxes	(18,073,603)	(34,011,391)

Income taxes	(25,315)	(3,631)

NET LOSS	(18,098,918)	(34,015,022)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	35,210	(228,915)

NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(18,134,128)	$(33,786,107)

Other comprehensive income (loss):
Net loss	(18,098,918)	(34,015,022)
Foreign currency translation adjustment	(274,604)	106,051

COMRPEHENSIVE LOSS	$(18,373,522)	$(33,908,971)

Net income (loss) attributable to non-controlling interest	35,210	(228,915)
Foreign currency translation adjustment attributable to non-controlling interest	24,052	(4,816)
Comprehensive loss attributable to Society Pass Incorporated	$(18,432,784)	$(33,675,240)

Net loss per share attributable to Society Pass Incorporated:
– Basic	$(0.63)	$(1.38)
– Diluted	$(0.63)	$(1.38)

Weighted average common shares outstanding
– Basic	28,972,117	24,429,526
– Diluted	28,972,117	24,429,526

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2023
	Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2023	3,500	$—	27,082,849	$2,708	—	$—	$101,427,160	$56,527	$(81,138,563)	$(336,515)	$20,011,317
Shares issued for services	—	—	3,196,078	320	—	—	1,985,439	—	—	—	1,985,759
Shares issued for accrued salaries	—	—	783,437	78	—	—	490,095	—	—	—	490,173
Shares issued to acquire subsidiary	—	—	177,814	18	—	—	62,482	—	—	—	62,500
Share issued for director’s fee			738,744	74			266,593				266,667
Shares issued upon the exercise options			783,440	78	—	—	1,226,715	—	—	—	1,226,793
Share issued for treasury stock			500,000	50			144,950				145,000
Shares repurchase during the period	—	—	—	—	1,111,605	(785,525)	—	—	—	—	(785,525)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(298,656)	—	24,052	(274,604)
Net loss for the year	—	—	—	—	—	—	—	—	(18,134,128)	35,210	(18,098,918)
Balances at December 31, 2023	3,500	$—	33,262,361	$3,326	1,111,605	$(785,525)	$105,603,434	$(242,129)	$(99,272,691)	$(277,253)	$5,029,162

	Year ended December 31, 2022
	Preferred Stock		Common stock			Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	other comprehensive (loss) income	Accumulated deficits	Non- controlling interests	Total equity
Balance as of January 1, 2022	3,500	$—	19,732,406	$1,973	$79,833,290	$(54,340)	$(47,352,456)	$(102,784)	$32,325,683
Shares issued for services	—	—	1,420,025	141	5,972,933	—	—	—	5,973,074
Shares issued for accrued salaries	—	—	197,339	20	355,199	—	—	—	355,219
Sale of units in public offering (net of expense)	—	—	3,484,845	348	10,402,543	—	—	—	10,402,891
Shares issued to acquire subsidiary	—	—	876,560	88	2,059,154	—	—	—	2,059,242
Share issued upon the exercise of warrant	—	—	187,300	19	412,871	—	—	—	412,890
Share issued for accrued services	—	—	13,273	1	119,456	—	—	—	119,457
Shares issued to acquire non-controlling interest	—	—	2,497	—	—	—	—	—	—
Shares issued for director’s remuneration	—	—	316,092	32	899,964	—	—	—	899,996
Share issued for acquire business operation	—	—	69,072	7	133,993	—	—	—	134,000
Share issued upon the exercise options	—	—	783,440	79	1,237,757	—	—	—	1,237,836
Foreign currency translation adjustment	—	—	—	—	—	110,867	—	(4,816)	106,051
Net loss for the year	—	—	—	—	—	—	(33,786,107)	(228,915)	(34,015,022)
Balance as of December 31, 2022	3,500	$—	27,082,849	$2,708	$101,427,160	$56,527	$(81,138,563)	$(336,515)	$20,011,317

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(18,098,918)	$(34,015,022)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debts	2,189	—
Depreciation and amortization	1,271,473	3,307,832
Gain from early lease termination	(1,064)	(2,166)
Gain on disposal of plant and equipment	(1,438)	—
Written-off of plant and equipment	386,160	—
Written-off of intangible assets	276,000	—
Impairment loss	—	3,499,881
Waiver of loan payable	(192,716)	—
Financing charges – first insurance funding	—	7,770
Treasury stock	145,000	—
Stock based compensation for services	3,969,392	8,299,566
Deferred tax assets	(149,858)	—
Change in operating assets and liabilities:
Accounts receivable	(167,307)	168,953
Inventories	550,674	(85,516)
Deposits, prepayments and other receivables	592,899	6,374,684
Contract assets	(227,058)	(20,310)
Contract liabilities	(260,518)	929,861
Accounts payables	412,847	(862,215)
Accrued liabilities and other payables	(2,522,661)	(511,730)
Advances to related parties	180,305	(1,352,513)
Right of use assets	569,508	387,163
Operating lease liabilities	(643,043)	(579,997)
Net cash used in operating activities	(13,908,134)	(14,453,759)

Cash flows from investing activities:
Purchase of intangible assets	(143,771)	—
Purchase of property, plant, and equipment	(219,214)	(566,266)
Purchase of subsidiary	(10,000)	(820,000)
Purchase of assets in a business operation	—	(80,000)
Cash from purchase of subsidiary and business operation	32,739	1,643,659
Net cash provided by (used in) investing activities	(340,246)	177,393

Cash flows from financing activities:
Proceed from the issuance of preferred stock and exercise of warrants into preferred stock	—	412,890
Proceeds from initial public offering, net of offering expenses	—	10,402,891
Repayment of loan	—	(632,876)
Repurchase of common share	(785,525)	—
Net cash provided by (used in) financing activities	(785,525)	10,182,905
Effect on exchange rate change on cash and cash equivalents	(245,449)	(167,980)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,279,354)	(4,261,441)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	19,003,336	23,264,777

CASH AND CASH EQUIVALENT AT END OF YEAR	$3,723,982	$19,003,336

Supplemental disclosure of cash flow information:
Cash paid for interest	$235	$—
Cash paid for income tax	$7,225	$—

Reconciliation to amounts on audited consolidated balance sheets:
Cash and cash equivalents	3,628,670	18,930,986
Restricted cash	95,312	72,350

Total cash, cash equivalents and restricted cash	3,723,982	19,003,336

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to acquire subsidiary	$62,500	$2,059,242
Shares issued to acquire business operation	$—	$134,000
Shares issued for accrued services	$—	$119,457
Impact of adoption of ASC 842 - lease obligation and ROU asset	$303,011	$1,762,350

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Society Pass Incorporated (the “Company”) was incorporated in the State of Nevada on June 22, 2018, under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company, through its subsidiaries, mainly sells and distributes the hardware and software for a Point of Sales (POS) application in Vietnam. The Company also has online lifestyle platform to enable consumers to purchase high-end brands of all categories under its own brand name of “Leflair.” The Company has made several acquisitions in calendar year 2022 and 2023, as follows:

●	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.

●	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd (collectively, “Gorilla Networks”), a food delivery service.

●	In July, 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively “Thoughtful Media”), whose business provides services to advertisers that helps to make internet advertising more effective.

●	In July, 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. (“Mangan), a Philippines restaurant and grocery delivery business.

●	In August, 2022, the Company and its 95%-owned subsidiary SOPA Technology, Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. (“Nusatrip”) and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri (“Tunas”), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

●	In April, 2023, the Company’s 100% owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Wahana Cerita Indonesia, an Indonesia company operating digital marketing and event organizing.

●	In April, 2023, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam travel agency.

●	In July, 2023, the Company’s 99% owned subsidiary Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam travel agency.

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

On June 30, 2023, NextGen Retail Inc., a Nevada corporation (the “Buyer”), a wholly-owned subsidiary of the Company, entered into a Securities Purchase Agreement with Story-I Ltd., an Australian corporation (“Story-I Australia”), Story-I Pte Ltd., a Singapore corporation (“Story-I Singapore”), a wholly-owned subsidiary of Story-I Australia, and Michael Chan, to purchase 95% of the outstanding shares (the “Majority Shares”) of PT Inetindo Infocom (the “Company”), an Indonesian company and retail reseller of Apple computers and other electronics in Indonesia. The consideration for the Majority Shares to be paid to Story-I Australia and Story-I Singapore by the Buyer is AUS$2,787,173, approximately US$ 1.85 million based on current exchange rates. The Company formally terminated the agreement on April 12, 2024.

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	United States, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Thoughtful Media (Singapore) Pte. Ltd. (FKA: Hottab Pte Ltd. (HPL))	Singapore January 17, 2015	Digital marketing	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Thoughtful Media Group Co. Ltd (FKA: Hottab Asset Company Limited)	Vietnam July 25, 2019	Digital marketing	VND 5,000,000,000	100%
Nextgen Retail Inc (FKA: Leflair Incorporated)	United States December 7, 2021	Investment holding	US$1	100%
SOPA Capital Limited	United Kingdom December 07, 2021	Investment holding	GBP 1	100%
Thoughtful Media (Philippines) Incorporated (FKA: SOPA (Phil) Incorporated)	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co. Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte Ltd	Singapore January 7, 2022	Investment holding	US$2,000	100%
Gorilla Networks Pte. Ltd.	Singapore September 3, 2019	Investment holding	US$2,620,000 and SGD 730,000	100%
Gorilla Connect Pte. Ltd.	Singapore May 18, 2022	Telecommunications resellers	SGD 100	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunications resellers	SGD 100	100%
Gorilla Networks (VN) LLC	Vietnam December 16, 2020	Telecommunications resellers	VND 233,000,000	100%
Thoughtful Media Group Incorporated	United States June 28,2022	Investment holding	US$10	100%
Thoughtful (Thailand) Co. Ltd	Thailand September 2, 2014	Digital marketing	THB 4,000,000	99.75%
AdActive Media CA Inc.	United States April 12, 2010	Digital marketing	Preferred: US$1,929.1938 Common: US$4,032.7871	100%
PT Tunas Sukses Mandiri	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	99%
Nusatrip Malaysia Sdn Bhd	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	99%
Nusatrip Singapore Pte Ltd	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	99%
Nusatrip International Pte Ltd	Singapore January 9, 2015	Online ticketing and reservation	SGD 905,006.51	99%
PT Thoughtful Media Group Indonesia (FKA: PT Wahana Cerita Indonesia)	Indonesia January 14, 2022	Digital marketing and event organizer	IDR 51,000,000	100%
Mekong Leisure Travel Company Limited	Vietnam October 6, 2011	Online ticketing, reservation and system	VND 875,460,000	99%
Vietnam International Travel and Service Joint Stock Company	Vietnam November 16, 2012	Ticketing	VND 1,900,000,000	100%
Sopa Incorporated	Unites States May 22, 2023	Investment holding	Common: US$0.10	100%
Nusatrip Incorporated	United States May 22,2023	Investment holding	Common: US$0.10	100%
Thoughtful Media (Malaysia) Sdn Bhd	Malaysia October 18, 2023	Digital marketing	MYR 1,000	100%

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

On August 1, 2023, the Company 95% owned subsidiary Sopa Technology Pte. Ltd. disposed one of its 100% owned subsidiary Sopa (Phil) Incorporated to the Company 100% owned subsidiary Thoughtful Media Group Incorporated as internal group restructuring. At the same day, Sopa (Phil) Incorporated changed name to Thoughtful Media (Philippines) Inc and updated its principal activities to digital marketing.

On October 25, 2023, the Company 95% owned subsidiary Sopa Technology Pte. Ltd. acquired one of its 100% owned subsidiary Hottab Vietnam Company Limited from its 100% owned subsidiary Hottab Pte. Ltd. and disposed 100% shareholding of Hottab Pte. Ltd. to its 100% owned subsidiary Thought Media Group Incorporated. At the same day, Hottab Pte. Ltd. changed name to Thoughtful Media (Singapore) Pte. Ltd. and updated its principal activities to digital marketing.

During the year of 2023, certain operations are progressively discontinued followings management decision based on operation performance, business strategy and future prospects. This is mainly F&B and groceries delivery operations includes “Handycart” under subsidiary Dream Space Trading Co., Ltd in Vietnam and “Pushkart” and “Mangan” under subsidiary New Retail Experience Incorporated in the Philippines. In view of the operation results which are insignificant to the impact of the group and continue operation involvements are in placed in all these operations, therefore no separate disclosure is considered necessary in accordance to the discontinued operation standards.

NOTE－2	GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered loss for year of $18,373,522, negative operating cash flow of $13,908,134, working capital deficit of $2,387,427 and accumulated deficit of $99,272,691 as at December 31, 2023 that raise substantial doubt about its ability to continue as a going concern. In assessing the going concern, management and the Board has considered the following:

1) Cash and cash equivalents balance of $3,628,670.

2) Continue business growth of digital marketing and online ticketing and reservations.

3)

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

Global Events

The Russian-Ukraine war, Iran-Pakistan tension and the supply chain disruption have not affected any specific segment of our business.

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2023 and 2022, the cash and cash equivalents excluded restricted cash amounted to $3,628,670 and $18,930,986, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $83,152 and $9,256,175 as of December 31, 2023 and 2022, respectively. In addition, the Company has uninsured bank deposits of $3,262,161 and $9,047,911 with a financial institution outside the U.S as of December 31, 2023 and 2022, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of December 31, 2023 and 2022, the restricted cash amounted to $95,312 and $72,350, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both December 31, 2023 and 2022, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the years ended December 31, 2023 and 2022, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories amounted to $431,483 and $310,932 at December 31, 2023 and 2022, respectively.

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

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our six business segments (business to consumer or “B2C”), grocery and food delivery (B2C), telecommunication reseller (B2C), online ticketing and reservations (B2C) and the services providing to merchants for their business growth (business to business or “B2B”), digital marketing (B2B) and online ticketing and reservations (B2B).

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet it has maintained ongoing involvement in specific operational activities in 2023.

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

During the years ended December 31, 2023 and 2022, the Company generated revenue of $414,120 and $2,118,191, respectively, in the Lifestyle sector.

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

During the years ended December 31, 2023 and 2022, the Company generated revenue of $745 and $23,801, respectively, from software fees.

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

Grocery and food delivery consists of online grocery under brand name “Pushkart” and food delivery service under brand name “Handycart” and “Mangan” as follows:

Customers place order for groceries and take-out food through our online platforms of “Pushkart”, “Mangan” and “Handcart” respectively. When the grocery or food merchant receives and order, our platform will assign a third-party delivery service to pick up and deliver the grocery and/or food order to the customer. Revenue is recognized when the grocery and/or food is delivered, at which time the customer pays for the grocery and /or food order with cash, at Net of merchant cost.

During the years ended December 31, 2023 and 2022, the Company generated revenue of $98,004 and $150,999, respectively, from this stream.

As a telecommunication reseller we provide local mobile data and overseas internet data plans under the brand name of “Gorilla,” which is a group of company we acquired in May 2022. Our telecommunication revenues are recorded for ASC Topic 606 purposes as follows:

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

During the years ended December 31, 2023 and 2022, the Company generated revenue of $24,018 and $23,747, respectively, from telecommunications.

Digital marketing revenues are recognized when the Company has negotiated the terms of the transaction, which includes determining either the overall price, or price for each performance obligation in the form of a service or a product, the service or product has been delivered to the customer, no obligation is outstanding regarding that service or product, and the Company is reasonably assured that funds have been or will be collected from the customer.

A summary of each of the Company’s revenue streams under ASC 606 is as follows:

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

Campaign-based marketing services revenue is recognized as a distinct single performance obligation when the Company transfers services to customers, which occurs over time. The performance obligation may be a promise to place branded content on certain social media platforms and is satisfied upon delivery of such related services to customers. The duration of the service period is short, usually over 1-3 months. Such revenue is recognized at over time, for the amount the Company is entitled to receive, as and when the marketing services are provided and completed.

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

During the years ended December 31, 2023 and 2022, the Company generated revenue of $5,966,611 and $2,593,674, respectively, from this stream.

Online ticketing and reservation provide information, prices, availability, booking services for domestic and international air ticket, hotels, car, train, and hotel technology as follows:

The Company’s revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied. These revenues cover B2B and B2C sales channel segments.

The Company has a software subscription revenue generated from hotel in Vietnam, and online advertising revenue, reported in gross basis, providing a hotel booking management platform for hotel management purposes, and brand advertisement purpose. these revenues are recognized ratably over the time or upon relevant performance obligations being fulfilled.

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the years ended December 31, 2023 and 2022.

Hotel reservation services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for hotel room reservations through the Company’s transaction and service platform. Commissions from hotel reservation services rendered are recognized when the reservation becomes non-cancelable (when the cancelation period provided by the reservation expires) which is the point at which the Company has fulfilled its performance obligation (successfully booking a reservation, which includes certain post-booking services during the cancelation period). Contracts with certain travel suppliers contain incentive commissions typically subject to achieving specific performance targets. The incentive commissions are considered as variable consideration and are estimated and recognized to the extent that the Company is entitled to such incentive commissions. The Company generally receives incentive commissions from monthly arrangements with hotels based on the number of hotel room reservations where end users have completed their stay. The Company presents revenues from such transactions on a net basis in the statements of income and comprehensive income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled hotel reservations.

Hotel technology platform software services

The Company receives subscription fee from travel suppliers for hotel room reservation and marketing system through the Company’s reservation and marketing platform.

Subscription fee from hotel technology platform software services rendered are recognized ratably over the fixed term of the agreement as services are provided throughout the contract period, where the performance obligations being fulfilled through the usage of our hotel technology platform software services.

The Company presents revenues from such transactions on a gross basis in the statements of income and comprehensive income as the Company, generally, control the service provided by the travel supplier to the traveler.

Ancillary services

Ancillary revenues comprise primarily of the insurance commission and refund margin.

Insurance commission revenue received from B2B and B2C customers for selling of travel insurance through the Company’s transaction and service platform. Commission from travel insurance is recognized when the order is confirmed and paid which is the point at which the Company fulfilled its performance obligation. Refund margin revenue received from B2B and B2C customers for the spread arise from reservations cancellation fee between customers and travel suppliers. This is recognized upon the confirmation of refund amount by both customers and travel suppliers which is the point at which the Company fulfilled its performance obligation.

During the years ended December 31, 2023 and 2022, the Company generated revenue of $1,606,800 and $724,991, respectively, from this stream.

Principal vs Agent Considerations

In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its customers and vendors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue on a gross or net basis depends upon whether the Company has control over the goods prior to transferring it. This evaluation determined that the Company is not in control of establishing the transaction price, not managing all aspects of the terms, even though taking the risk of campaign results and default payment.

Contract assets

In accordance with ASC Topic 606, a contract asset arises when the Company transfers a good or performs a service in advance of receiving consideration from the customer as agreed upon. A contract asset becomes a receivable once the Company’s right to receive consideration becomes unconditional.

There were contract assets balance was $247,368 and $20,310 on December 31, 2023 and 2022, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,265,753 and $1,405,090 on December 31, 2023 and 2022, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the years ended December 31, 2023, and 2022, software development costs were $55,645 and $72,999, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

●	Cost of revenue

Cost of revenue under online ordering consist of the cost of merchandizes ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

Cost of revenue related to software sales and licensing consist of the cost of software and payroll costs, which are directly attributable to the sales and licensing of software. Cost of revenue related to hardware sales consist of the cost of hardware and payroll costs, which are directly attributable to the sales of hardware.

Cost of revenue related to grocery and food delivery consist of the cost of the outsourced delivery and the outsource payment gateway, which are directly attributable to the sales of grocery and food delivery.

Cost of revenue related to our telecommunication data reseller segment consist of the cost of the primary telecommunication service, which are directly attributable to the sales of telecommunication data.

Cost of revenue under digital marketing consist of the cost of primary digital marketing service, which are directly attributable to the sales of digital marketing.

●	Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company’s suppliers or distributors for our merchant POS business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of revenue.

●	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $577,931 and $997,784 for the years ended December 31, 2023 and 2022, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of December 31, 2023 and 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the years ended December 31, 2023, and 2022.

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

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end SGD$:US$ exchange rate	$0.7575	$0.7450
Year average SGD$:US$ exchange rate	$0.7445	$0.7254

Translation of amounts from VND into US$ has been made at the following exchange rates for the years December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end VND$:US$ exchange rate	$0.000041	$0.000042
Year average VND$:US$ exchange rate	$0.000042	$0.000043

Translation of amounts from INR into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end INR$:US$ exchange rate	$0.0120	$0.0121
Year average INR$:US$ exchange rate	$0.0121	$0.0127

Translation of amounts from PHP into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end PHP:US$ exchange rate	$0.0180	$0.0179
Year average PHP:US$ exchange rate	$0.0180	$0.0184

Translation of amounts from THB into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end THB:US$ exchange rate	$0.0290	$0.0288
Year average THB:US$ exchange rate	$0.0287	$0.0286

Translation of amounts from MYR into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end MYR:US$ exchange rate	$0.2175	$0.2265
Year average MYR:US$ exchange rate	$0.2193	$0.2275

Translation of amounts from IDR into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end IDR:US$ exchange rate	$0.000065	$0.000064
Year average IDR:US$ exchange rate	$0.000066	$0.000067

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

●	Earning per share

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

For the years ended December 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Years ended December 31,
	2023	2022
Net loss attributable to Society Pass Incorporated	$(18,134,128)	$(33,786,107)
Weighted average common shares outstanding – Basic and diluted	28,972,117	24,429,526
Net loss per share – Basic and diluted	$(0.63)	$(1.38)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Years ended December 31,
	2023	2022
Options to purchase common stock (a)	1,945,270	1,945,270
Warrants granted to underwriter	3,803,229	3,793,929
Warrants granted with Series C-1 Convertible Preferred Stock (b)	1,068,000	—
Total of common stock equivalents	6,186,499	5,739,199

(a)	The Board of Directors have approved a 10 year stock option at an exercise price of $6.49 per share that will be exercisable at any time.

(b)	The expiry date of warrants granted with Series C-1 was June 30, 2022.

●	Leases

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

As of December 31, 2023 and 2022, the Company recorded the right of use asset of $1,407,956 and $1,537,670, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2023, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the years ended December 31, 2023, and 2022. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

●	Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its preferred and common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using a Black-Scholes Option Pricing Model as of the measurement date. The Company uses a Black-Scholes option pricing model to estimate the grant date fair value of the warrants. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital (the accounting treatment for common stock issuance costs). All other warrants are recorded at the grant date fair value as an expense over the requisite service period, or at the date of issuance if the warrants vest immediately, with corresponding credits to additional paid-in capital.

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

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.

All other recently issued, but not yet effective, 2023 Accounting Standards Updates are not expected to have an effect on the Company.

NOTE–4	REVENUE

Revenue was generated from the following activities:

	Years ended December 31,
	2023	2022
At a point in time:
Sales – online ordering	$512,124	$2,269,190
Sales – digital marketing	3,936,733	2,310,933
Sales – online ticketing and reservation	1,606,800	724,991
Sales – data	24,018	23,747
Hardware sales	—	150
Over a period of time:
Sales – digital marketing	2,029,878	282,741
Software subscription sales	62,082	23,801
	$8,171,635	$5,635,553

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the years presented:

Schedule of Contract liabilities:

	Years ended December 31,
	2023	2022
Contract liabilities, brought forward	$1,405,090	$25,229
Add: recognized as deferred revenue	1,265,753	1,405,090
Less: recognized as revenue	(1,405,090)	(25,229)
Contract liabilities, carried forward	$1,265,753	$1,405,090

NOTE–5	SEGMENT REPORTING

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

(iii)	Online grocery and food deliveries – operate an online food delivery service under the “Handycart” and “Mangan” brand name, managed by Dream Space Trading Co Ltd and New Retail Experience Incorporated respectively and an online grocery delivery under the “Pushkart” brand name, managed by New Retail Experience Incorporated, and

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

Schedule of Segment Reporting:

	Year ended December 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	98,004	—	—	414,120	—	—	512,124
Sales – digital marketing	—	5,326,664	639,947	—	—	—	5,966,611
Sales – online ticketing and reservation	—	—	1,606,800	—	—	—	1,606,800
Sales – data	—	—	—	—	24,018	—	24,018
Software sales	—	51,450	9,887	—	—	745	62,082
Hardware sales	—	—	—	—	—	—	—
Total revenue	98,004	5,378,114	2,256,634	414,120	24,018	745	8,171,635

Cost of revenue:
Cost of online ordering	(103,641)	—	—	(370,935)	—	—	(474,576)
Cost of digital marketing	—	(4,953,510)	—	—	—	—	(4,953,510)
Cost of online platform	—	—	—	—	—	—	—
Cost of data	—	—	—	—	(44,750)	—	(44,750)
Software cost	—	—	(32,682)	(194,206)	—	(1,921)	(228,809)
Hardware cost	—	—	—	—	—	—	—
Total cost of revenue	(103,641)	(4,953,510)	(32,682)	(565,141)	(44,750)	(1,921)	(5,701,645)

Gross income (loss)	(5,637)	424,604	2,223,952	(151,021)	(20,732)	(1,176)	2,469,990

Operating Expenses
Sales and marketing expenses	(2,465)	(48,835)	(260,501)	(79,581)	(33,636)	(152,913)	(577,931)
Software development costs	—	—	—	—	—	(55,645)	(55,645)
Impairment loss of investment	—	—	(22,490)	—	—	—	(22,490)
Depreciation	(31,256)	(20,397)	(88,706)	(42,803)	—	(65,826)	(248,988)
Amortization	—	—	(25,812)	—	(179,212)	(817,461)	(1,022,485)
General and administrative expenses	(618,061)	(1,472,010)	(1,720,523)	(870,286)	(93,944)	(13,750,535)	(18,525,359)
Total operating expenses	(651,782)	(1,541,242)	(2,118,032)	(992,670)	(306,792)	(14,819,890)	(20,430,408)

Income (loss) from operations	(657,419)	(1,116,638)	(105,920)	(1,143,691)	(327,524)	(14,821,066)	(17,960,418)

Other income (expense)
Dividend income	7,638	—	—	—	—	—	7,638
Gain on early lease termination	—	1,064	—	—	—	—	1,064
Interest income	18	390	2,452	1,006	—	156,836	160,702
Interest expense	(27)	—	973	—	(1,181)	—	(235)
Gain on disposal of plant and equipment	(477,285)	478,723	—	—	—	—	1,438
Waiver of loan payable	192,716	—	—	—	—	—	192,716
Written-off of plant and equipment	(386,160)	—	—	—	—	—	(386,160)
Written-off of intangible assets	—	—	—	—	—	(276,000)	(276,000)
Other income	4,018	6,946	21,311	10,629	12,483	130,265	185,652
Total other income (expense)	(659,082)	487,123	24,736	11,635	11,302	11,101	(113,185)
Income (loss) before income taxes	(1,316,501)	(629,515)	153,146	(1,132,056)	(316,222)	(14,832,455)	(18,073,603)

	Years ended December 31, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	150,999	—	—	2,118,191	—	—	2,269,190
Sales – digital marketing	—	2,593,674	—	—	—	—	2,593,674
Sales – online ticketing and reservation	—	—	724,991	—	—	—	724,991
Sales – data	—	—	—	—	23,747	—	23,747
Software sales	—	—	—	—	—	23,801	23,801
Hardware sales	—	—	—	—	—	150	150
Total revenue	150,999	2,593,674	724,991	2,118,191	23,747	23,951	5,635,553

Cost of revenue:
Cost of online ordering	—	—	—	(1,961,203)	—	—	(1,961,203)
Cost of online platform	(146,612)	—	—	—	—	—	(146,612)
Sales – online ticketing and reservation	—	—	(94,048)	—	—	—	(94,048)
Cost of digital marketing	—	(2,227,413)	—	—	—	—	(2,227,413)
Cost of data	—	—	—	—	(10,134)	—	(10,134)
Software sales	—	—	—	(204,777)	—	(24,282)	(229,059)
Hardware sales	—	—	—	—	—	(111)	(111)
Total cost of revenue	(146,612)	(2,227,413)	(94,048)	(2,165,980)	(10,134)	(24,393)	(4,668,580)

Gross income (loss)	4,387	366,261	630,943	(47,789)	13,613	(442)	966,973

Operating Expenses
Sales and marketing expenses	(23,468)	(27,134)	(144,236)	(793,582)	(9,364)	—	(997,784)
Software development costs	—	—	—	—	—	(72,999)	(72,999)
Impairment loss	—	—	—	—	—	(3,499,881)	(3,499,881)
Depreciation	(6,603)	(1,288)	(39,965)	(3,625)	(8,803)	(47,548)	(107,832)
Amortization	—	—	—	—	—	(3,200,000)	(3,200,000)
General and administrative expenses	(262,359)	(483,395)	(624,090)	(1,345,954)	(236,424)	(24,292,311)	(27,244,533)
Total operating expenses	(292,430)	(511,817)	(808,291)	(2,143,161)	(254,591)	(31,112,739)	(35,123,029)

Loss from operations	(288,043)	(145,556)	(177,348)	(2,190,950)	(240,978)	(3,111,318)	(34,156,056)

Other income (expense)
Interest income	25	38	1,158	728	—	82,167	84,116
Dividend income	2,442	—	—	—	—	—	2,442
Interest expense	—	(4,647)	—	—	(12,688)	(7,770)	(25,105)
Gain from early lease termination	—	—	—	—	—	2,166	2,166
Loss on disposal of plant and equipment	—	—	—	—	—	(19,964)	(19,964)
Other income	2,804	548,944	1,310	3,373	7,867	(463,288)	101,010
Total other income (expense)	5,271	544,335	2,468	4,101	(4,821)	(406,689)	144,665

Loss before income taxes	(282,772)	398,779	(174,880)	(2,186,849)	(245,799)	(31,519,870)	(34,011,391)

	December 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	—	—	65,791	—	911,706	5,104,231	6,081,728
Identifiable assets	167,360	2,495,897	3,188,452	361,421	46,625	4,021,691	10,281,446

	December 31, 2022
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	378,170	—	89,808	—	948,457	6,041,654	7,458,089
Identifiable assets	345,017	1,507,771	3,190,380	2,164,386	81,924	17,951,175	25,240,653

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments:

	Years Ended December 31,
	2023	2022
Indonesia	$1,235,834	$443,147
Vietnam	1,256,972	2,186,007
Philippines	196,998	142,642
Singapore	459,213	321,701
United States	3,936,733	2,310,933
Thailand	1,083,080	225,172
Malaysia	2,805	4,242
Hong Kong	—	1,709
	$8,171,635	$5,635,553

NOTE–6	BUSINESS COMBINATION

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

(i)	Acquisition of PT Wahana Cerita Indonesia

On December 27, 2022, the Company completed the acquisition of a 100% equity interest in PT Wahana Cerita Indonesia (“PT Wahana”) through its subsidiary Thoughtful Media Group Inc. for total consideration of $35,000, comprised of 24,752 shares of common stock, with a fair value of approximately $25,000 and cash consideration of $10,000. The Company accounted for the transaction as the acquisition of a business.

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

The Company worked with an independent valuation firm to finalize the fair value of these identifiable assets and liabilities assumed and reallocated the purchase price of the acquisition based on the results of the independent evaluation since they are materially different from the allocations as recorded on January 1, 2023. The fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $35,573 of goodwill.

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

	Years Ended December 31,
	2023	2022
Revenue	$6,499,942	$2,994,416
Net loss	(12,617,489)	(24,241,466)
Net loss per share	(0.40)	(0.93)

(ii)	Acquisition of Mekong Leisure Travel Join Stock Company:

On April 11, 2023, the Company completed the acquisition of a 100% equity interest in Mekong Leisure Travel Join Stock Company (“Mekong”) through its subsidiary Nusatrip International Pte. Ltd. for total consideration of $164,149, comprised of 76,531 shares of common stock, with a fair value of approximately $75,000 and cash consideration of $89,149. The Company accounted for the transaction as the acquisition of a business.

Purchase price allocation:
Fair value of stock at closing	$75,000
Cash paid	89,149
Purchase price	$164,149

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

Acquired assets:
Cash and cash equivalents	$24,289
Trade receivables	13,969
Prepayments	49,031
Other receivables	6,385
Total acquired assets	93,674

Less: Assumed liabilities
Trade payables	11,266
Accrued liabilities and other payables	9,784
Contract liabilities	49,824
Total Assumed liabilities	70,874

Fair value of net assets	22,800
Fair value of identifiable assets	135,000
Goodwill recorded	6,349

Cash consideration allocated	$164,149

The Company worked with an independent valuation firm to finalize the fair value of these identifiable assets and liabilities assumed and reallocated the purchase price of the acquisition based on the results of the independent evaluation since they are materially different from the allocations as recorded on January 1, 2023. The fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $141,348 of goodwill.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Revenue	$6,503,311	$3,165,760
Net loss	(12,638535)	(24,145,110)
Net loss per share	(0.40)	(0.92)

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

The Company worked with an independent valuation firm to finalize the fair value of these identifiable assets and liabilities assumed and reallocated the purchase price of the acquisition based on the results of the independent evaluation since they are materially different from the allocations as recorded on July 1, 2023. The fair value of assets acquired, and liabilities assumed in were as follows and the purchase price allocation resulted in $46,276 of goodwill.

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Revenue	$7,437,980	$3,028,717
Net loss	(12,601,623)	(24,238,288)
Net loss per share	(0.40)	(0.93)

NOTE–7	DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	December 31,
	2023	2022
Deposits	$772,427	$921,429
Prepayments	838,721	573,513
Prepayments for consultancy fee (a)	—	858,665
Value added tax	118,167	140,053
Interest receivable	11,552	12,763
Other receivables	466,907	204,619
Total	$2,207,774	$2,711,042
Less: non-current portion
Prepayments for consultancy fee	—	—
Current portion	$2,207,774	$2,711,042

(a)	On December 6, 2021, the Company entered into two consulting agreements with China-America Culture Media Inc. and New Continental Technology Inc., acting as consultant to assist the Company in completing certain Business Opportunities with potential partners until February 28, 2023. The considerations of the services are $3,250,000 and $3,190,000. The Company’s due to China-America Culture Media Inc. balance was $Nil and $433,332 as of December 31, 2023 and 2022, respectively. The Company’s due to New Continental Technology Inc., balance was $Nil and $425,333 as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the Company recognized the amortization of prepaid consulting expense of $858,665 and $5,152,002, respectively, using the straight-line method, over a term of 15 months.

NOTE–8	INVENTORIES

	December 31,
	2023	2022
Finished goods	$431,483	$310,932
Less:
Reserve for excess and obsolete inventory	—	—
Total Inventories	$431,483	$310,932

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of revenue totaled $474,576 and $2,107,815 incurred during the years ended December 31, 2023 and 2022, respectively. The inventories were amounted to $431,483 and $310,932 at December 31, 2023 and 2022, respectively.

NOTE–9	INTANGIBLE ASSETS

As of December 31, 2023 and 2022, intangible assets consisted of the following:

	Useful life	December 31, 2023	December 31, 2022
At cost:

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development	3 years	966,535	948,457
Computer software	3 years	744,914	586,888
Software system	3 years	—	378,170
Intellectual technology	3 years	—	276,000
Identifiable intangible asset	Indefinite	5,100,654	4,965,654
Other intangible assets	3 – 5 years	—	1,725
		14,812,103	15,156,894
Less: accumulated depreciation		(8,730,375)	(7,698,805)
		$6,081,728	$7,458,089

November 1, 2018, the Company entered into a software development agreement with CVO Advisors Pte Ltd (CVO) 2018 to design and build an App and Web-based platform for the total consideration of $8,000,000. CVO who is a third party vendor in the business of designing, developing, operating computer software applications including mobile and web application for social media, big data, point of sales, loyalty rewards, food delivery and technology platforms in Asia. The CVO developer performed and accepted technical work, of software development phase, which was materially completed by December 23, 2018. The Company obtained a third party license (Wallet Factory International Ltd) for their technology build up by CVO.

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

Also, the owner of CVO entered into a call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 23). As a result of this option exercise, there were no accounting effect on the Company’s financial statement during the year ended December 31, 2023 and 2022.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31, 2024:	Amount
2024	$—

Amortization of intangible assets was $1,022,485 and $3,200,000 for the years ended December 31, 2023 and 2022, respectively, recorded in General and Administrative Expenses.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $966,535 (2022: $948,457) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process.

Software system is the existing apps development cost and potential software value estimated base on acquisition exercise of Mangan business unit under New Retail Experience Incorporated, through the finalization of Purchase Price Allocation. This has been written off during the year ended December 31, 2023.

Intellectual technology is the identified technology value concluded from acquisition of Pushkart business unit under New Retail Experience Incorporated, through the finalization of Purchase Price Allocation. This has been written off during the year ended December 31, 2023.

Identifiable intangible assets are the potential intangible assets as stakeholder values estimated based on acquisition exercise of TMG group, Nusatrip group and VLeisure, through the finalization of Purchase Price Allocation.

NOTE–10	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2023	December 31, 2022
At cost:
Computer	$526,495	$600,629
Office equipment	56,098	54,683
Furniture and fixtures	10,531	10,702
Renovation	614,143	322,399
	1,207,267	988,413
Less: accumulated depreciation	(520,609)	(282,015)
Less: exchange difference	—	—
	686,658	706,398

Depreciation expense for the years ended December 31, 2023 and 2022 were $248,988 and $107,832, respectively.

NOTE–11	AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	December 31, 2023	December 31, 2022
Amounts due to related parties (a)	$9,900	$22,311

(a)	The amounts represented temporary advances to the Company including related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. On September 30, 2021, the Company received the notifications that the outstanding amounts of $72,176 were forgiven by the related parties, the said amount was written off and accounted as capital transaction and therefore credited the additional paid in capital account as of December 31, 2021. The Company’s due to related parties balance was $9,900 and $22,311 as of December 31, 2023 and 2022, respectively.

NOTE–12	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of the following:

	December 31, 2023	December 31, 2022

Accounts payable-	$1,690,651	$1,296,571
Accrued liabilities and other payables- Related Party (a)	—	43,360
Accrued liabilities and other payables (b)	6,866,169	8,281,865
Other accounts payable	6,866,169	8,325,225
Total Accounts payable	$8,556,820	$9,621,796

Accounts payable includes significant third parties balance of $532,752 acquired from Gorilla business through business combination on May 31, 2022.

(a)	The amount represented due to one related party in respect to unpaid salaries and amounted to $0 and $3,360 as of December 31, 2023 and 2022, respectively.

(b)	Accrued liabilities and other payables consisted of the following:

	December 31, 2023	December 31, 2022

Accrued payroll	$137,096	$1,023,549
Accrued VAT expenses	40,855	6,801
Accrued taxes	1,990,994	1,653,284
Accrued litigation expense	1,298,495	—
Customer deposit	402,339	1,155,695
Customer refund	922,784	1,146,409
Other payables (c)	897,566	994,213
Other accrual (d)	1,176,040	2,301,914
Total Accrued liabilities	$6,866,169	$8,281,865

(c)	Included in these balances on December 31, 2023 and 2022 is a $0 and $75,000, respectively, accrual related to an accrued contingency associated with a lawsuit filed against the Company. In 2023, the Company settled this lawsuit for $15,000.

(d)	The December 31, 2023 and 2022 balance includes long term pension provision and other operation accruals.

NOTE–13	LEASES

We adopted ASU No. 2016-02, - Leases, on January 1, 2019, the beginning of our fiscal 2019, using the modified retrospective approach. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified plant and equipment explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of December 31, 2023 and 2022.

The Company used a weighted average incremental borrowing rate of 5.58% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.85 years.

During the year ended December 31, 2023, the Company enter into new lease arrangements, and accounted as per ASC Topic 842, the ROU asset and lease obligation of $303,011.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Years ended December 31,
	2023	2022

Operating lease expense (per ASC 842)	$569,508	$342,515
Short-term lease expense (other than ASC 842)	119,990	10,714
Total lease expense	$689,497	$353,230

As of December 31, 2023, right-of-use assets were $1,407,956 and lease liabilities were $1,411,226.

As of December 31, 2022, right-of-use assets were $1,537,670 and lease liabilities were $1,541,064.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of December 31, 2023

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next four years ending December 31:

Years ending December 31,	Operating lease amount
2024	$718,917
2025	547,580
2026	247,188
2027	177,678
Total	1,691,363
Less: interest	(280,137)
Present value of lease liabilities	$1,411,226
Less: non-current portion	(847,950)
Present value of lease liabilities – current liability	$563,276

NOTE–14	LOAN

	December 31, 2023	December 31, 2022
Loan – A (i)	$21,313	$28,164

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the years ended December 31, 2023 and 2022, the Company recognized the interest expense of $1,181 and $4,042, respectively.

NOTE–15	SHAREHOLDERS’ DEFICIT

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

The holders of the Company’s common stock are entitled to the following rights:

Voting Rights: Each share of the Company’s common stock entitles its holder to one vote per share on all matters to be voted or consented upon by the stockholders. Holders of the Company’s common stock is not entitled to cumulative voting rights with respect to the election of directors.

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

Common stock outstanding

As of December 31, 2023 and 2022, the Company had a total of 33,262,362 and 27,082,849 shares of its common stock issued and outstanding, respectively.

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

During the years ended December 31, 2023 and 2022, the Company issued 0 and 2,497 shares of its common stock in exchange for SOPA Technology Pte. Ltd.’s 0.08% non-controlling interest at $22,470 and valued it at par as there was no change in the control over the subsidiary.

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

During the year ended December 31, 2022, the Company issued 1,420,025 shares of common stock to consultants in exchange for consulting services value at $5,973,074.

During the year ended December 31, 2022, the Company issued 197,339 shares of common stock to six of its employees as compensation valued at $355,219. During the year ended December 31, 2021, the Company issued 1,157,630 shares of common stock to six of its employees as compensation valued at $960,834.

During the year ended December 31, 2022, the Company issued 13,273 shares of common stock to Brugau Pte. Ltd. and Cory Bentley to make up for shortfalls in original issuances pursuant to the terms of the agreements with Brugau Pte Ltd and Cory Bentley, valued at $119,457.

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

The Company issued 316,092 shares to related parties, at $2.85 per share, total salaries amounting to $899,996.

In July 2022, the Company issued 609,327 shares of common stock in exchange for 99.75% controlling interest of its subsidiary Thoughtful Thailand Limited, at $2.13 per share, total amounting to $1,300,000 and valued it at par as there was no change in the control over the subsidiary.

In July 2022, the Company issued 152,332 shares of common stock to consultants in exchange for consulting services value at $325,000.

In July 2022, the Company issued 69,072 shares of common stock in exchange for a list of Assets from Mangan PH Food Delivery Service Corp, at $1.94 per share, total amounting to $134,000.

In September 2022, the Company issued 37,229 shares of common stock to its employees as compensation valued at $69,000.

In September 2022, the Company issued 465,000 shares of common stock to consultants in exchange for professional services value at $868,250.

In October 2022, the Company issued 783,440 shares of common stock for staff exercised options, at $1.58 per share, total amounting to $1,237,836.

In December 2022, the Company issued 105,313 shares of common stock to its employees as compensation valued at $138,000.

During the year ended December 31, 2022, the Company issued 316,693 shares of common stock to consultants in exchange for professional services value at $472,173.

In March 2023, the Company issued 109,156 shares of common stock to its employees as compensation valued at $113,491.

In March 2023, the Company issued 196,078 shares of common stock to consultants in exchange for professional services valued at $200,009.

In March 2023, the Company issued 783,440 shares of common stock for staff exercised options, at $1.58 per share, total amounting to $1,226,793.

In June 2023, the Company issued 285,716 shares of common stock to its employees as compensation valued at $230,832.

In September 2023, the Company issued a partial first tranche of 153,061 shares of common stock in exchange for 100% controlling interest of its subsidiary Mekong Leisure Travel Company Limited, at $0.245 per share, total amounting to $37,500 and valued it at par as there was no change in the control over the subsidiary.

In September 2023, the Company issued a partial first tranche of 24,753 shares of common stock in exchange for 100% controlling interest of its subsidiary PT Thoughtful Media Indonesia (Formerly known as PT Wahana Cerita Indonesia), at $1.01 per share, total amounting to $25,000 and valued it at par as there was no change in the control over the subsidiary.

In September 2023, the Company issued 168,148 shares of common stock to its employees as compensation valued at $81,000.

In September 2023, the Company issued 286,392 shares of common stock to its director as compensation valued at $133,332.

In September 2023, the Company issued 2,000,000 shares of common stock to consultants in exchange for professional services valued at $780,000.

In October 2023, the Company issued 500,000 shares of common stock for share buyback valued at $145,000.

In November 2023, the Company issued 1,000,000 shares of common stock to consultants in exchange for professional services valued at $360,000.

In December 2023, the Company issued 220,417 shares of common stock to its employees as compensation valued at $64,850.

In December 2023, the Company issued 452,352 shares of common stock to its director as compensation valued at $133,335.

During the year ended December 31, 2023, no warrants were issued and exercised.

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

In December 2020, a total of 838 warrants were exercised in exchange for 838 Series C-1 preferred stocks. (refer note 17 for details).

Below is a summary of the Company’s issued and outstanding warrants as of December 31, 2023 and 2022:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020 (a)	2,047	$420.00	0.60
Issued (b)	2,120	$420.00	0.50
Issued (a)	144,445	$9.90	5.00
Exercised	(307)	$420.00	—
Expired	—	—	—
Outstanding as of December 31, 2021	148,305	$20.57	4.88
Issued (c)	3,728,784	$3.28	4.11
Exercised	(79,601)	$3.28	0.50
Expired	(3,560)	$420.00	—
Outstanding as of December 31, 2022	3,793,928	$3.57	4.03
Outstanding as of December 31, 2023	3,793,928	$3.57	3.02

There is no intrinsic value for the warrants as of December 31, 2023 and 2022.

(a)	Common stock will be issued upon exercise of the 144,445 warrants having intrinsic value of $0 and $73,667 as of December 31, 2022 and 2021, respectively.

(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 1,158,000 shares of common stock with the intrinsic value of $0 and $10,433,580 as of December 31, 2022 and 2021, respectively.

(c)	Common stock will be issued upon warrants exercise of the 3,649,484 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. No additional warrants modification expense were recorded as of December 31, 2023 and 2022, respectively.

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

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2021	—	—	—
Granted	1,945,270	6.49	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2022	1,945,270	$6.49	10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2023	1,945,270	$6.49	9.25

The total fair value of options vested during the years ended December 31, 2023 and 2022 was $0 and $12,159,652 respectively.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2023 and 2022:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2021	651,960	$7.65	1.67 years
Issued	—	—	—
Vested	(325,980)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2022	325,980	$7.65	0.92 years
Issued	—	—	—
Vested	(325,980)	7.65	—
Cancelled	—	—	—
Unvested as of December 31, 2023	—	—	—

The Company issued 814,950 shares of its common stock on September 1, 2021 (“start date”) of which 651,960 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 162,990 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the years ended December 31, 2023 and 2022, the Company recognized the amortization of stock compensation expense of $645,750 and $2,437,092, respectively.

NOTE–16	PREFERRED STOCKS AND WARRANTS

As of December 31, 2023 and 2022, the Company’s preferred stocks have been designated as follow:

	No. of shares	Stated Value
Series A Convertible Preferred Stock	10,000	$1,000
Series B Convertible Preferred Stock	10,000	$1,336
Series B-1 Convertible Preferred Stock	15,000	$2,917
Series C Convertible Preferred Stock	15,000	$5,763
Series C-1 Convertible Preferred Stock	30,000	$420
Series X Super Voting Preferred Stock	3,500	$0.0001

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

Series X Super Voting Preferred Stock was issued a par value per share. This Series of Preferred Shares does not contain a conversion option, so as a result of this liquidation preference, under U.S GAAP, the Company has classified the Series of Preferred Shares within permanent equity in the consolidated balance sheet.

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the years ended December 31, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of December 31, 2023 and 2022, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued during the years ended December 31, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of December 31, 2023 and 2022, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

No Series B-1 Preferred Stocks were issued during the years ended December 31, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company’s common stock valued at $466,720, equal to approximately $9.72 per share.

As of December 31, 2023 and 2022, there were no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the years ended December 31, 2023 and 2022.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of December 31, 2023 and 2022, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Shares

No Series C-1 Preferred Stocks were issued during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

Series X Super Voting Preferred Shares

No Series X Preferred Stocks were issued during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE–17	TREASURY STOCK

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. The following table presents information with respect to repurchases of common stock during the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022

Aggregate common stock repurchased	$1,111,605	$—
Weighted average price paid per share	0.7067	—
Total amount paid	$785,525	$—

As of December 31, 2023, we had up to $1,214,475 of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE–18	INCOME TAXES

For the years ended December 31, 2023 and 2022, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2023	2022
Tax jurisdiction from:
- Local	$(11,720,751)	$(25,776,146)
- Foreign	(6,352,852)	(8,235,245)
Loss before income taxes	$(18,073,603)	$(34,011,391)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2023	2022
Current:
- United States	$7,225	$—
- Singapore	8,598	—
- Vietnam	7,078	—
- India	2,414	3,631
- Indonesia	—	—
- Philippine	—	—
- Thailand	—	—
- Malaysia	—	—

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
- Indonesia	—	—
- Philippine	—	—
- Thailand	—	—
- Malaysia	—	—
Income tax expense	$25,315	$3,631

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

As of December 31, 2023, the operation in the United States incurred $33,900,937 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $7,119,197 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of December 31, 2023, the operation in the Singapore incurred $10,082,433 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,714,014 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of December 31, 2023, the operation in the Vietnam incurred $4,881,638 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $976,328 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of December 31, 2023, the operation in the India incurred $9,593 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $2,398.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of December 31, 2023, the Company’s subsidiary operations in Indonesia incurred $286,423 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $63,013 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company’s subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of December 31, 2023, the Company’s subsidiary operations in Philippines incurred $982,469 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $245,617 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company’s subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of December 31, 2023, the Company’s subsidiary operations in Thailand incurred $594,242 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $118,848 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of December 31, 2023, the operation in the Malaysia incurred $14,164 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $3,399.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of December 31, 2023 and 2022 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	December 31, 2023	December 31, 2022
Deferred tax assets:
Software intangibles (U.S)	$150,465	$261,555
Deferred Stock Compensation (U.S.)	5,864,670	7,539,329
ROU net liability	—	248
Net operating loss carryforwards
- United States	7,119,197	4,791,994
- Singapore	1,714,014	975,690
- Vietnam	976,328	565,376
- India	—	—
- Philippines	245,617	144,211
- Indonesia	63,013	85,450
- Thailand	118,848	139,940
- Malaysia	—	—
	16,252,152	14,503,793
Less: valuation allowance	(16,102,294)	(14,503,793)
Deferred tax assets, net	$149,858	$—

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2023 and 2022, the Company does have unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2023 and 2022, there were no penalties or interest recorded in income tax expense.

NOTE–19	PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2023 and 2022, $280,402 and $150,217 contributions were made accordingly.

NOTE–20	RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid to the former director and key management personnel, the total salaries of $995,796 and $1,761,471 during the years ended December 31, 2023 and 2022, respectively.

The Company accrued 444,861 and 1,192,817 shares to directors and key management personnel, the total share option of $712,036 and $1,560,351 during the years ended December 31, 2023 and 2022, respectively.

The Company paid to a former director, total professional fee of $1,600,000 and $0 during the years ended December 31, 2023 and 2022, respectively.

The Company’s subsidiary paid their officer, total professional fee of $9,867 and $14,804 during the years ended December 31, 2023 and 2022, respectively.

The Company paid and accrued to its shareholders, total professional fees of $200,000 and $2,808,065 and $0 and $41,000 during the years ended December 31, 2023 and 2022, respectively.  Including in the above the Company issued 196,078 and 196,078 shares of $200,000 and $2,241,539 during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company paid its directors remuneration of 225,974 and 79,023 shares of its common stocks amounting to $100,000 and $224,999 each to Tan Bien Kiat, Jeremy Miller, Linda Cutler, and John Mackay. The Company paid its directors remuneration of $50,000 cash to each of them as of December 31, 2023.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated audited financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE–21	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Year ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,936,733	48.18%	$340,424

	Year ended December 31, 2022		December 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,310,933	41.01%	$385,183

(b)	Major vendors

For the year ended December 31, 2023, the vendors who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balance as at year-end date, are presented as follows:

	Year ended December 31, 2023		December 31, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$1,027,237	18.02%	$111,447

For the year ended December 31, 2022, there was no vendor who accounts for 10% or more of the Company cost of revenue.

(c)	Credit risk

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

NOTE–22	COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company had no material commitments or contingencies except the followings:

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

In one of those actions, brought by Rahul Narain, a former employee claims entitlement to compensation and a bonus totaling $566,000 and 130-195 shares of Company common stock, together with costs. For the 130 shares he contends were not delivered, he alleges damages of approximately $750,000. The Company responded to the complaint and also asserted counterclaims in the proceeding for $1,500,000 to $4,000,000 plus punitive damages, together with interest and costs, arising from, inter alia, the former employee’s breach of contract, unfair competition, misappropriation of trade secrets and breach of fiduciary duty. The former employee has responded to the Company’s counterclaims and discovery has been conducted. The discovery phase is now over. The Company filed a motion for partial summary judgment to dismiss Rahul Narain’s claims for damages associated with the 130-195 shares of the Company’s common stock. Rahul Narain has filed a motion for partial summary judgment on his claims for compensation and for damages he alleges associated with his contention that the Company did not deliver the shares of common stock under a warrant. In that motion he seeks the monetary value of that stock, which he contends is $749,190 plus interest, and also seeks partial summary judgment for his claim seeking $566,000 in compensation, specifically to the motion, he seeks $60,000. His motion also seeks to dismiss the Company’s counterclaims. Rahul Narain has also filed a motion in limine to preclude the Company’s expert witness as to damages for some of the Company’s counterclaims. The Court denied the Company’s motion for summary judgment and granted Mr. Narain’s motion for summary judgment on his claims on the warrant and for a portion of his salary, giving him a recovery of $749,190 plus interest as of September 4, 2019 and for his salary of $10,000 per month for the months of September, October, and November of 2023 plus interest, and denied the remainder of his motion, including those portions seeking to dismiss the Company’s counterclaims and to preclude the Company’s expert witness. The Company has filed a Notice of Appeal of this decision and has also filed a motion to reargue the decision. Following the grant of partial summary judgment, a judgment was entered in the office of the Clerk of the Supreme Court in the amount of $1,082,078.91. Subsequently, Mr. Narain served a restraining notice on the Company and has made a motion to appoint a receiver to sell Thoughtful Media Group Inc. and NusaTrip Inc. and disburse proceeds to Mr. Narain sufficient to satisfy the judgment, granting the receiver the right to retain counsel and bankers and to pay them from the proceeds of such sale, or in the alternative, directing the Company to pay Mr. Narain from the sale of any of its assets to satisfy the judgment and enjoining the company from diverting those funds to anyone else until the judgment is satisfied. The Company bonded the judgment and therefore the Court denied the motion without prejudice. In that same Order, the Court denied the Company’s motion to reargue Mr. Narain’s motion for partial summary judgment. Finally, the parties recently attempted to mediate their claims before the Appellate Division, First Department, however such efforts did not result in a settlement. The Company intends to continue to defend Mr. Narain’s claims vigorously.

In the other employment action, brought by Thomas O’Connor, a former employee, and CVO Advisors Pte. Ltd., involves claims of entitlement to salary payments and expense reimbursement in the amount of $122,042.60, plus liquidated damages, together with costs. This former employee also made claims based on a failure to deliver between 1,721 and 2,536 shares of the Company’s common stock. For the 1,721 shares of stock which he contends were not delivered, he alleges damages of $9,918,000. In addition, this action also includes claims by a plaintiff-entity alleging entitlement to $8 million in shares of the Company’s Series A Preferred stock. The Company responded to the complaint and also asserted counterclaims against the former employee in the proceeding for $1,500,000 to $2,000,000 plus punitive damages, together with costs, arising from, inter alia, the former employee’s breach of contract, breach of fiduciary duty, tortious interference and fraud. The former employee has responded to the Company’s counterclaims and this action is still in the discovery phase of litigation. Thomas O’Connor has filed a motion to strike the Company’s answer and counterclaims or in the alternative precluding Society Pass from offering evidence or for a Conditional Order for production. Thomas O’Connor has also filed a motion for partial summary judgment on his cause of action regarding the 1,721 shares of stock that were allegedly not delivered and is seeking the cash value of those shares. The Company has opposed that motion, and the motion is sub judice. In addition, the Company has appealed the grant of the motion on liability and Mr. O’Connor has appealed the denial of the motion on the damages portion. The Company filed a Notice of Appeal with respect to same. In addition, Mr. O’Connor had filed a motion to restrain and enjoin the company from transferring or otherwise disposing any of its assets, including but not limited to extraordinary cash or equity/option payouts to its directors and officers and from transferring or otherwise disposing any of its operating assets, including but not limited to Thoughtful Media Group Inc., NusaTrip Inc., and any other of the Company’s majority owned corporate subsidiaries. The motion was denied, but granted in part to the extent that the Company must promptly inform Mr. O’Connor of any agreement(s) to sell its subsidiaries. The Court also scheduled a valuation hearing for the shares granted in Mr. O’Connor’s motion for summary judgment which will take place on May 29 and 30 of 2024. Mr. O’Connor has made a motion in limine to preclude the Company’s expert from testifying at such valuation hearing, which motion the Company intends to oppose vigorously.

The third case was brought by the Company against former employees Mr. Narain and Mr. O’Connor, in addition to two companies they started, operating under the name Growth Hero. The Company commenced this action on May 18, 2023. The Company alleges, inter alia, that Narain, O’Connor, and Growth Hero misappropriated the Company’s intellectual property and alleges other related torts pertaining to the business conducted by Growth Hero. The Company brought claims sounding in breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, breach of fiduciary duties, violation of the Stored Communication Act, and for a permanent injunction. The Company seeks damages in an amount to be determined at trial. The Company has filed a motion to extend the time to service of process on Mr. O’Connor and the corporate entities and for leave to serve them via email, and has also initiated a Hague Convention application for international service upon them. The motion was granted to the extent that the Company’s time to serve Mr. O’Connor has been extended, without prejudice to renew. Rahul Narain has been served with process and has made a motion to dismiss the claims against him. The Company has submitted an opposition to this motion. The motion was granted due to the Court’s opinion that the claims set forth against Mr. Narain in this case were the same as the counterclaims asserted against Mr. Narain in his lawsuit against the Company.

The Company disputes each claim in the above referenced matters and intends to defend the pending actions noted above. The ultimate outcome of any damages that may become payable if its defence is unsuccessful in whole or in part is not probable nor estimable at this time. While the Company feels confident in its defence of these pending matters, there can be no assurance that it will prevail and that any damages that may be awarded will not be material to the results of operations or financial condition of the Company.

The Company does not believe any of the foregoing actions will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE–23	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through April 15, 2023, the Company issued the consolidated financial statements.

On February 16, 2024, the Company issued an insurance bond of $1,298,495 for court placement to the litigation case of “Rahul Narain” as disclosed under Note 22 Commitments and Contingencies, which the company is in the progress of appealing. The bond amount is covering the court judgement filed and docketed on December 26, 2023, demanding compensation and interest, which has been accrued in the account as at December 31, 2023.

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

As of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

Other than the hiring of additional employees and controls to segregate the accounting functions, there were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 31, 2024.

Name	Age	Position
Raynauld Liang	49	Group Chief Executive Officer and Singapore Country General Manager
Tan Yee Siong	40	Group Chief Financial Officer
Rokas Sidlauskas	38	Group Chief Marketing Officer
Patrick Soetanto	52	Group Chief Operating Officer
Howie Ng Kar How	49	Group Chief Technology Officer
Tan Bien Kiat	67	Vice Chairman of the Board
Jeremy Miller	40	Director
Linda Cutler	76	Director
John Mackay	68	Director

Raynauld Liang has been our CEO since October 2023 and is based in Singapore. Mr. Liang was the Chief Financial Officer of Society Pass Incorporated and Singapore Country General Manger between May 2019 and October 2023. As CFO, responsible for all corporate finance, accounting, control, legal and compliance activities. In his capacity as Singapore Country General Manager, Mr. Liang manages the Company’s Singapore P&L. Mr. Liang began his career as a Finance Manager at IBM Global Services/IBM Asia Pacific Software Group based in Singapore. Mr. Liang then worked at a Singapore mainboard listed company Hyflux Limited as a finance manager from 2005 to 2007. Mr. Liang worked at a China based Singapore listed company Sino Environment Technology Group Limited as Chief Financial Officer from 2007 to 2010. Mr. Liang later joined Primeforth Capital Limited a Singapore-based boutique corporate advisory firm as an investment director to work on startup companies and pre-IPO fund raising activities from 2010 to 2012. He later founded Connex Capital Limited in 2012, a corporate advisory firm with a focus on advising companies with IPOs in Singapore and Hong Kong. He headed the investment function of a family office, L K Ang Corporate Pte Ltd from 2014 to 2019. Mr. Liang earned a Bachelor of Commerce from The University of Queensland in Australia majoring in accounting.

Tan Yee Siong has been the Company’s Chief Financial Officer since October 2023 and the Company’s controller since November 2021, Mr. Tan engaged in financial operation management, mergers and acquisitions, financial planning and analysis, audit and regulatory compliance and legal functions for the company. Responsible for all SEC filing matters, Mr. Tan possesses more than 15 years of audit, internal control, tax , merger & acquisition and risk mitigation experience. Previously from 2014 to 2021, Mr. Tan was financial controller at ISOTeam Ltd, a construction engineering company and Finance manager at Hoe Leong Corporation Ltd, a shipping and heavy equipment supplier. Mr. Tan obtained a Bachelor of commerce, Tunku Adbul Rahman University in Malaysia and is also a Member of the Institute of Singapore Chartered Accountants as well as the Association of Chartered Certified Accountants in the United Kingdom.

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

Patrick Soetanto has more than 20 years of experience in operations. Mr. Soetanto was the Indonesian General Manager for SOPA starting in 2022, working on multiple acquisitions of Indonesian companies by SOPA. Immediately prior to his work at SOPA, Mr. Soetanto was a director of South Pacific Viscose (“SPV”), which is part of the Lenzing Group, for seven years and became a commissioner in 2017 after serving as a director for SPV from 2010 to 2017. Mr. Soetanto’s expertise in operations was developed with SPV in the textile industry working with all Indonesian spinning mills using SPV’s fiber. While with SPV, he started a sustainable clothing brand to create awareness and use of Lenzing Group’s branded products. Further, Mr. Soetanto set up a new logistics division for SPV in 2017 which became a part of Salim group, increasing its valuation in terms of growth and expansion. Mr. Soetanto was also involved in Carbon Finance and Trading for Aretae and set up Aretae’s Indonesian subsidiary.

Howie Ng Kar How reports to CEO and is based in Singapore, since joining the Company in October 2022, Howie is the Chief Technology Officer and is responsible for design and implementation of architecture, including security, database, frontend, backend and middleware, API, microservices, loyalty and payment gateways.  In this capacity, he manages the technology team, develop technical aspects of company’s strategy for alignment to the business goals, ensure technological resources satisfy long and short term goals, identify and implement innovative technologies that yield competitive advantage, and makes executive decisions based on the company’s technological requirements. Previously, he has undertaken projects related to blockchain, mobile apps, decision support systems, B2B marketplaces and ERP implementations.  Howie earned a Bachelor of Science in Computer Science from the National University of Singapore.  He is also accredited with industry certifications in blockchain and data science.

Tan Bien Kiat is the Vice-Chairman of the Board of Directors of the Company since September 2019. Based in Singapore and in his capacity as Vice-Chairman, Mr. Tan assists the management team with constructing and executing the Company’s business plan. Leveraging his deep professional contacts, he introduces regional telecommunications operators and institutional investors to the Company. Mr. Tan founded Titan Capital Limited, a Singapore-based private equity investment firm, in 2003, where he acts as Executive Chairman. He was formerly Chairman of the Board of Pacific Internet, a NASDAQ-listed telco services company operating in 8 Asian countries. Mr. Tan was also the Managing Director of the Asian arm of TPG Capital, a leading global private equity firm with $80 billion of capital under management. He started and ran TPG’s operations in South Asia, South-East Asia and Australia. Prior to that, he was Chief Executive of Ometraco Corporation, a major Indonesian conglomerate which controlled 5 public-listed companies. Mr. Tan’s career also includes senior management positions with Booz Allen and AT Kearney, both of which are leading American strategy consulting firms, where he was instrumental in pioneering their Asian franchisees in both Hong Kong and Singapore. Mr. Tan is an international trustee of International House of New York and sits on the management committee of the Lien Centre for Social Innovation of the Singapore Management University. Mr. Tan holds an MBA and MS from Columbia University and B.Sc. with a First Class Honors in Mechanical Engineering from Birmingham University in the United Kingdom.

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

Linda Cutler is a Director of the Board of Directors of the Company and chairs the Remuneration Committee since May 2020. Ms. Cutler served on the board of directors, including the executive committee and the investment committee of Mental Health of Minnesota, a non-profit based in St. Paul, Minnesota through the end of 2019. Ms. Cutler served as Vice President, Deputy General Counsel and Assistant Secretary for Cargill, Inc. (one of the largest privately owned companies in the world) until she retired in 2013 after 39 years of service. At Cargill, Ms. Cutler supervised the European Regional General Counsel and also supervised the Asian Regional General Counsel at the time of her retirement. She previously had supervised the Latin American General Counsel and the Canadian legal team. Ms. Cutler was responsible for legal services to Cargill’s financial businesses for 25 years. She handled numerous domestic and international acquisitions and dispositions. She also was responsible for all aspects of Cargill’s 2011 tax free spin-off of its majority interest in The Mosaic Company (a publicly traded company) valued at over $24 billion. Mrs. Cutler served on the boards and Audit and Compliance committees of Black River Asset Management, LLC and CarVal Investors, LLC, both registered with the SEC as investment advisers, from their inception in 2004 and 2006 respectively, until her retirement from Cargill. Mrs. Cutler was a Committee Chair of the American Bar Association Business Law Section Derivatives and Futures Committee and was a Member of the Executive Committee of the Futures Industry Association Law and Compliance Division. Mrs. Cutler was a member of the Board of Trustees of the University of Minnesota Landscape Arboretum Foundation, serving the maximum of nine years, and Treasurer and chair of the Audit and Finance Committee and chair of the Nominating and Governance Committee. In June 2023 she was elected Trustee Emeritus and continues to serve on both committees. Ms. Cutler holds a Bachelor of Arts degree from Augustana College, a Master of Arts degree in European History from the University of Chicago and a Juris Doctor degree from the University of Texas School of Law where she was a member of the Law Review. We believe Ms. Cutler is qualified to serve as a member of our Board because of her extensive international legal and business experience.

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

Committees of the Board of Directors

Our Board has established an Audit Committee, a Remuneration Committee, a Nominating and Corporate Governance Committee, and an Executive Committee.

Audit Committee

We have established an Audit Committee consisting of Jeremy Miller, Linda Cutler and John Mackay. Jeremy Miller is the Chairman of the Audit Committee. In addition, our Board has determined that Jeremy Miller is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual disclosure report;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Remuneration Committee

We have established a Remuneration Committee of the board of directors to consist of Linda Cutler, Jeremy Miller and John Mackay, each of whom is an independent director. Each member of our Remuneration Committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Linda Cutler is the chairman of the Remuneration Committee. The Remuneration Committee’s duties, which are specified in our Remuneration Committee Charter, include, but are not limited to:

●	reviewing, approving and determining, or recommending to our board of directors regarding, the compensation of our executive officers;

●	administering our equity compensation plans;

●	reviewing and approving, or recommending to our board of directors, regarding incentive compensation and equity compensation plans; and

●	establishing and reviewing general policies relating to compensation and benefits of our employees.

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate governance Committee consisting of John Mackay, Linda Cutler, and Jeremy Miller. John Mackay is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

●	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;

●	evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on our board of directors is appropriate;

●	evaluating nominations by stockholders of candidates for election to our board of directors; and

●	corporate governance matters.

Executive Committee

We have established an Executive Committee consisting of Tan Bien Kiat and Linda Cutler. The Executive Committee’s duties, which are specified in our Executive Committee Charter, include, but are not limited to:

●	reviewing business strategies and plans for the quarter and year; and

●	identifying human resource talent for management team.

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

Board Diversity Matrix for Society Pass Incorporated

As of March 31, 2024

Total Number of Directors: 4

Part I: Gender Identity	Female	Male
Directors	1	3

Part II: Demographic Background
African American or Black	0	0
Alaskan Native or American Indian	0	0
Asian	0	1
Hispanic or Latinx	0	0
Native Hawaiian or Pacific Islander	0	0
White	1	2
Two or More Races or Ethnicities	0	0
LGBTQ+	0	0
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

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2023 and 2022 to our Chief Officer. We refer to these individuals as our “named executive officers.”

Name and Principal Position	Fiscal Year Ended	Salary/ Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Dennis Nguyen,	12/31/2023	$547,500	—	$1,530,642	$2,078,142
Former Chief Executive Officer	12/31/2022	$1,167,500	—	$1,426,691	$2,594,191
Raynauld Liang,	12/31/2023	$310,281	—	$445,290	$755,571
Chief Executive Officer (Former Chief Financial Officer) and Singapore Country General Manager	12/31/2022	$510,000	$2,783,594	$415,048	$3,708,642
Tan Yee Siong,	12/31/2023	$119,533	$22,500	$35,000	$177,033
Chief Financial Officer	12/31/2022	$121,750	$29,167	$35,000	$185,917
Rokas Sidlauskas,	12/31/2023	$106,500	$60,000	—	$166,500
Chief Marketing Officer	12/31/2022	$23,341	$22,000	—	$45,341
Patrick Soetanto,	12/31/2023	$94,000	$86,000	—	$180,000
Chief Operating Officer	12/31/2022	$29,250	$24,750	—	$54,000
Howie Ng Kar How,	12/31/2023	$107,211	$18,000	—	$125,211
Chief Technology Officer	12/31/2022	$19,788	$1,500	—	$21,288

None of our other executives earned compensation in excess of $100,000 in fiscal years ended December 31, 2023 or 2022 and therefore pursuant to Instruction 1 to Item 402(m)(2) of Regulation S-K, only the compensation for above are provided.

Employment Agreements.

On April 1, 2017 the Company entered into an at-will employment agreement with Dennis Nguyen, its former Chairman and former Chief Executive Officer. The employment agreement provided for a monthly salary of $40,000; provided that until the Company had adequate reserves to pay Mr. Nguyen’s salary, he may convert any unpaid salary into common stock of the Company at a share price equal to $250 per share. Mr. Nguyen was also entitled to an annual cash bonus of $250,000; provided that until the Company had adequate reserves to pay Mr. Nguyen’s annual bonus, he may convert any unpaid bonus into common stock of the Company as described above. Mr. Nguyen was also entitled to participate in all of the other benefits of the Company which are generally available to office employees and other employees of the Company. Mr. Nguyen was not entitled to any severance pay. Mr. Nguyen resigned from his position as Chief Executive Officer on October 5, 2023, and all the positions that he held in the Company and each subsidiary of the Company, effective immediately. Mr. Nguyen’s resignation did not result from any disagreement with the Company. Mr. Nguyen entered into a Transition, Release and Consulting Agreement with the Company that will require Mr. Nguyen to provide consulting services through December 31, 2025.

On September 1, 2021 the Company entered into a 5-year employment agreement with Raynauld Liang, its former Chief Financial Officer and Singapore Country General Manager. The employment agreement provided Mr. Liang with compensation of (i) an annual base salary of $240,000; (ii) an annual discretionary incentive cash bonus with a minimum target of 25% of base salary; (iii) 814,950 shares of the Company’s common stock (taking into account the Company’s reverse stock split), of which 651,960 shares are subject to vesting over a two-year period; and (iv) all other executive benefits sponsored by the Company. If a change of control of the Company occurred and if at the time of such change of control the Company’s common stock is trading at a price that is double the initial public offering price, then Mr. Liang would be entitled to a cash bonus equal to three (3) times his base salary. If Mr. Liang was terminated other than for cause or resigns for good reason, he would be entitled to receive continued base salary until the earlier of (x) the anniversary date of such termination and (y) the end of the 5-year term of the employment agreement; provided, however, if the termination is after September 1, 2022, then the period set forth in clause (x) shall be 18 months from the date of the employment agreement. Mr. Liang may terminate the employment agreement at any time other than for good reason with 30 days’ notice to the Company. On October 5, 2023, the Company entered into another 5-year employment agreement with Mr. Liang in connection with Mr. Liang’s appointment as Chief Executive Officer. Under the employment agreement for his position as Chief Executive Officer, Mr. Liang will be entitled to an annual base salary of $600,000 and will be eligible to participate in the Company bonus plan. Mr. Liang will receive 250,000 incentive stock options as equity award.

On October 5, 2023, the Company entered into a 5-year employment agreement with Mr. Tan Yee Siong, its Chief Financial Officer. Under the employment agreement, Mr. Tan will be entitled to an annual base salary of $150,000 and will be eligible to participate in the Company bonus plan. Mr. Tan will receive 50,000 incentive stock options as equity award.

Outstanding Equity Awards at December 31, 2023

The following table provides information concerning outstanding equity awards held by the named executive officers on December 31, 2023.

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

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2023.

Name	Fee Earned / Paid in Cash ($)	Stock Awards ($)	Options ($)	Others ($)	Total ($)
Tan Bien Kiat	50,000	100,000	—	—	150,000
Jeremy Miller	50,000	100,000	—	—	150,000
Linda Cutler	50,000	100,000	—	—	150,000
John Mackay	50,000	100,000	—	—	150,000

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2024 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. The percentage of beneficial ownership is based on 37,762,362 shares of common stock outstanding on March 31, 2024.

The information contained in this table is as of March 31, 2024. At that date, 37,762,362 shares of our common stock were outstanding.

	Number of Shares Beneficially Owned			Beneficial Ownership Percentages
Name and Address of Beneficial Owner (1)	Common Stock		Series X Super Voting Preferred Stock (2)	Percent of Common Stock	Percent of Series X Super Voting Preferred Stock	Percent of Voting Stock (3)
Officers and Directors
Raynauld Liang, Chief Executive Officer	1,583,014		200	4.2%	5.7%	4.9%
Tan Yee Siong, Chief Financial Officer	71,711		—	*	—	*
Tjin Patrick Soetanto, Chief Operating Officer	186,590		—	*	—	*
Rokas, Chief Marketing Officer	135,638		—	*	—	*
Howie Ng Kar How, Chief Technology Officer (6)	35,877		—	*	—	*
Tan Bien Kiat, Director	2,291,031	(5)	—	6.1%	—	3.2%
Jeremy Miller, Director (6)	513,053		—	*	—	*
Linda Cutler, Director	461,453		—	*	—	*
John Mackay, Director	355,853		—	*	—	*

Officers and Directors as a Group (total of 9 persons)	5,634,220		200	14.9%	5.7%	7.7%
5% Stockholders
Blue Jay Capital Limited	1,950,230		—	5.9%	—	2.9%
Gopher Limited	1,643,700		—	4.9%	—%	2.4%
Maroon Capital Limited	1,212,216		—	3.6%	—	1.8%
Ellwood International Limited	1,968,478		—	5.9%	—	2.9%
Dennis Nguyen	N/A		3,300	N/A	94.3%	55.4%

(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Society Pass Incorporated, 701 S. Carson Street, Suite 200, Carson City, NV 89701.

(2)	Entitles the holder to 10,000 votes per share and votes with the common as a single class.

(3)	Represents total ownership percentage with respect to all shares of common stock and Series A Super Voting Preferred Stock, as a single class.

(4)	Includes (i) 1,212,216 shares which are held in the name of Maroon Capital Limited of which Mr. Nguyen has a controlling interest; (ii) 1,643,700 shares in the name of Gopher Limited of which Mr. Nguyen has a controlling interest; (iii) 1,950,230 shares in the name of Blue Jay Capital Limited of which Mr. Nguyen has a controlling interest and 1,945,270 shares underlying a 10-year option that has an exercise price of $6.49 that is held by Mr. Nguyen.

(5)	Includes 1,968,478 shares of common stock beneficially owned by Tan Bien Kiat through Ellwood International Limited, a company Mr. Tan owns and controls.

(6)	Jeremy Miller holds his shares through DJM LLC, a limited liability company Mr. Miller owns and controls.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding our common stock that may be issued under the Plan.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	1,945,270	$6.49	1,188,490
Equity compensation plans not approved by stockholders (2)	-	-	-
Total	1,945,270	$6.49	1,188,490

(1)	The Society Pass Incorporated 2021 Equity Incentive Plan (the “Plan”) permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 3,133,760 shares for issuance under the Plan.

(2)	Includes all other options not grated under the Plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Other than as disclosed below, and except for the regular salary and bonus payments made to our directors and officers in the ordinary course of business as described in “Item 11. Executive Compensation,” there have been no transactions since January 1, 2023, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds USD$120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

During 2018, the Company provided software development service to CVO Advisors Pte. Ltd in consideration for the issuance of 8,000 shares of Series A preferred stock, at the price of $8,000,000. Dennis Nguyen, our former Chairman and former Chief Executive Officer has a call option to purchase all of the equity of CVO Advisors Pte. Ltd, which he exercised, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation. See “Item 3. Legal Proceedings.”

On February 1, 2021 and September 16, 2021 Ellwood International, an entity owned and controlled by Tan Bien Kiat, one of our directors was issued 1,460 and 962 shares of Series C-1 Preferred Stock, respectively.

As of December 31, 2022, the Company has a payable to Dennis Nguyen, our former Chairman and former Chief Executive Officer in the amount of $500,000 for accrued and unpaid salaries and bonus.

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

On September 20, 2021 Blue Jay Capital Limited, an entity owned and controlled by Dennis Nguyen, our founder and former Chief Executive Officer was issued 1,142 shares of Series C-1 Preferred Stock.

On September 20, 2021 Dennis Nguyen, our founder, former Chairman and former Chief Executive Officer, was issued 1,157,630 shares of our common stock, which are held by an entity controlled by him, in exchange for accrued and unpaid compensation from 2017 until June 2021. See “Item 11. Executive Compensation.”

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

On October 10, 2022, Maroon Capital Limited, an entity owned and controlled by Dennis Nguyen, our founder and former Chief Executive Officer was issued 546,658 shares of common stock and was accrued $428,007 equivalents of common stocks to be issued. See “Item 11. Executive Compensation.”

On April 10, 2023, Maroon Capital Limited, an entity owned and controlled by Dennis Nguyen, our founder and former Chief Executive Officer was issued 546,658 shares of common stock. See “Item 11. Executive Compensation.”

On October 14, 2023, the Board of Directors compensated Dennis Nguyen a lump sum consultancy fee and compensation cost of $1,500,000 and $100,000 in cash respectively for consulting service period from October 5, 2023 to December 31, 2023.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Onestop Assurance PAC (“Onestop”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ended December 31, 2023 and 2022. and

The table below presents the aggregate fees billed for professional services rendered by Onestop for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$420,737	$364,600
Audit-related fees	11,500	25,000
All other fees	-	90,000
Total fees	$432,237	$479,600

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Sale and Purchase Agreement dated August 15, 2022, among the Company, SOPA Technology Pte, Ltd. and PT Gema Lintas Benua (incorporated by reference to Exhibit 2.1 to the Company’s Current Report filed on Form 8-K on August 19, 2022.
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.2	Amended Bylaws of The Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.3	Certificate of Designation of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.4	Certificate of Correction of Series A Certificate of Designation filed May 2019 incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.5	Certificate of Correction to Series A Certificate of Designation filed December 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.7	Certificate of Correction of Series B Certificate of Designation (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.8	Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.9	Certificate of Correction of Series B-1 Certificate of Designation (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.10	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.11	Certificate of Correction of Series C Certificate of Designation (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.12	Certificate of Designation of Series C-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.13	Certificate of Designation for Series X Super Voting Preferred Stock ((incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.14	Certificate of Amendment to Articles of Incorporation to change the authorized capital of the Company, filed December 4, 2018 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.15	Certificate of Amendment to Articles of Incorporation to change the name of Company, filed October 2, 2018 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.16	Certificate of Amendment to Articles of Incorporation to effect reverse stock split (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.17	Certificate of Amendment to Series X Super Voting Preferred Certificate of Designation (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.1	Form of Series C-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.3	Form of Warrant Agent Agreement between the Company and the Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.6*	Description of Registrant’s Securities

10.1	Software Set Up, Development and Use License Agreement dated November 15, 2018 between Society Pass Incorporated and Wallet Factory International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.2	Stock Purchase Agreement dated January 10 2019 between HOTTAB PTE. LTD., SOSV IV LLC, General Mobile Corporation and Sanjeev Sapkota (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.3	Accelerator Contract for Equity dated January 10, 2019 by and between HOTTAB PTE. LTD., SOV IV LLC and Sanjeev Sapkota (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.4	Employment Agreement dated as of April 1, 2017 between Society Pass Incorporated and Dennis Luan Thuc Nguyen (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.5	Employment Agreement dated as of September 1, 2020 between Society Pass Incorporated and Liang Wee Leong Raynauld (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.6	Asset Purchase Agreement dated February 16, 2021 between Goodventures Sea Limited and SOPA Technology PTE. LTD. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.7	Shareholders Agreement dated February 16, 2021 between Goodventures Sea Limited and SOPA Technology PTE. LTD (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.8	Food Delivery Partnership Agreement dated as of April 22, 2021 between Hottab Asset Vietnam Co. Ltd and Dream Space Trading Co. Ltd (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.9	Food Delivery Partnership Agreement dated as of July 29, 2020 between Hottab Asset Vietnam Co. Ltd and Lala Move Vietnam Co. Ltd (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.10	Payment Gateway Agreement dated February 25, 2020 between Hottab Asset Vietnam Co. Ltd and VTC Technology and Digital Content Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.11	Payment Gateway Agreement dated April 20, 2020 between Hottab Asset Vietnam Co. Ltd and Media Corporation (Vietnam Post Telecommunication Media) (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.12	Payment Gateway Agreement dated August 31, 2020 between Hottab Asset Vietnam Co. Ltd and Zion Joint Stock Company (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.13	Payment Gateway Agreement dated August 31, 2020 between Hottab Asset Vietnam Co. Ltd and Online Mobile Service Joint Stock Co (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.14	Vendor Finance Partnership Agreement, dated as of October 22, 2019 between Hottab Asset Vietnam Co. Ltd and SHBank Finance Co. Ltd (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.15	Business Cooperation Agreement dated March 6, 2020 between Hottab Asset Vietnam Co. and Triip Pte. Ltd ((incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.16	The Company’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).

10.17	Business Cooperation Contract dated May 28, 2021 between Paytech, JSC and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.18	Business Cooperation Agreement dated August 15, 2021 between Hottab Vietnam Company Limited and Rainbow Loyalty Company Limited (incorporated by reference to Exhibit 10.18 to the Company’ Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.19	Amendment to Employment Agreement dated October 25, 2021 between Dennis Nguyen and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.20	Share Exchange Agreement, Dated October 1, 2021 among the Company, SOPA Technology Pte Ltd and certain stockholders of SOPA Technology Pte. Ltd. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
10.22	Share Purchase Agreement, dated February 14, 2022, among the Push Delivery Pte Ltd. and Michael George C. Lim and several other Sellers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on February 17, 2022).
10.23	Transfer of Capital Contribution Agreement, dated February 25, 2022, among Mai Anh Tuan and the Push Delivery Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on March 02, 2022).
10.24	Stock purchase Agreement dated July 7, 2022 among the Company, Thoughtful Media Group Incorporated and AdActive Media Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on July 13, 2022).
10.25	Common Stock Purchase Warrant, AdActive Media, Inc. dated July 7, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report filed on Form 8-K on August 19, 2022).
10.26	Sale and Purchase Agreement dated August 15 2022, by and between PT Gema Lintas Benua, Sigit Ginawan Putra, Society Pass Incorporated, and SOPA Technology Pte. Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K on July 13, 2022).
21.1*	List of Subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.01	Clawback Policy
101*	Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022 (iv) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and (v) Notes to Consolidated Financial Statements.
104*	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2024	SOCIETY PASS INCORPORATED

	By:	/s/ Raynauld Liang
Raynauld Liang
Chief Executive Officer

POWER OF ATTORNEY

Each individual person whose signature appears below hereby appoints Raynauld Liang as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of each such person, individually and in each capacity stated below, one or more amendments to this annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate, to file any such amendment to the report with the SEC, and to take all other actions either of them deem necessary or advisable to enable the Company to comply with the rules, regulations and requirements of the SEC. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raynauld Liang	Chief Executive Officer	April 15, 2024
Raynauld Liang	(Principal Executive Officer)

/s/ Tan Yee Siong	Chief Financial Officer	April 15, 2024
Tan Yee Siong	(Principal Financial and Accounting Officer)

/s/ Tan Bien Kiat	Vice-Chairman of the Board	April 15, 2024
Tan Bien Kiat

/s/ Jeremy Miller	Director	April 15, 2024
Jeremy Miller

/s/ Linda Cutler	Director	April 15, 2024
Linda Cutler

/s/ John Mackay	Director	April 15, 2024
John Mackay