Form 10-Q
period 2024-03-31
SOCIETY PASS INCORPORATED.
filed 2024-05-15
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Yes ☐ No ☒

As of May 14, 2024, there were 2,639,948 shares of the registrant’s common stock, $0.0001 par value, outstanding.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”))

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,619,232	$3,628,670
Restricted cash	54,000	95,312
Accounts receivable, net	1,338,080	1,338,170
Inventories	379,736	431,483
Contract assets	120,459	247,368
Deposits, prepayments and other receivables	1,884,386	2,207,774
Deferred tax assets	145,247	149,858
Total current assets	5,541,140	8,098,635

Non-current assets:
Intangible assets, net	5,953,068	6,081,728
Goodwill	88,197	88,197
Property, plant and equipment, net	598,623	686,658
Right of use assets, net	1,095,077	1,407,956
Total non-current assets	7,734,965	8,264,539
TOTAL ASSETS	$13,276,105	$16,363,174

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$1,827,955	$1,690,651
Contract liabilities	1,270,220	1,265,753
Accrued liabilities and other payables	5,736,948	6,866,169
Due to related parties	9,567	9,900
Deferred tax liabilities	69,000	69,000
Operating lease liabilities	441,938	563,276
Loan	18,980	21,313
Total current liabilities	9,374,608	10,486,062

Non-current liabilities
Operating lease liabilities	655,215	847,950
TOTAL LIABILITIES	10,029,823	11,334,012

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of March 31, 2024 and December 31, 2023, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 3,500 Series X shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common shares; $0.0001 par value, 6,333,333 shares authorized; 2,517,528 and 2,217,491 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	252	222
Additional paid-in capital	106,423,748	105,606,538
Less: Common shares held in treasury, at cost; 64,439 and 74,107 shares at March 31, 2024 and December 31, 2023	(186,782)	(785,525)
Accumulated other comprehensive gain (loss)	1,925	(242,129)
Accumulated deficit	(102,721,638)	(99,272,691)
Total equity attributable to Society Pass Incorporated	3,517,505	5,306,415
Non-controlling interest	(271,223)	(277,253)
TOTAL EQUITY	3,246,282	5,029,162
TOTAL LIABILITIES AND EQUITY	$13,276,105	$16,363,174

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2024	2023

Revenue, net
Sales – online ordering	$20,728	$257,602
Sales – digital marketing	1,552,420	1,283,774
Sales – online ticketing and reservation	264,574	410,230
Sales – data	4,566	14,302
Software sales	4,791	195
Hardware sales	—	—
Total revenue	1,847,079	1,966,103

Cost of sales:
Cost of online ordering	(19,164)	(235,246)
Cost of digital marketing	(1,273,115)	(964,161)
Cost of data	(50,110)	(18,646)
Software sales	(12,041)	(61,813)
Total cost of revenue	(1,354,430)	(1,279,866)
Gross income	492,649	686,237

Operating expenses:
Sales and marketing expenses	(127,135)	(130,664)
Software development costs	(13,504)	(13,919)
General and administrative expenses	(3,243,671)	(5,991,886)
Total operating expenses	(3,384,310)	(6,136,469)

Loss from operations	(2,891,661)	(5,450,232)

Other income (expense):
Dividend income	—	3,148
Gain on early lease termination	—	1,064
Impairment loss	(75)	—
Interest income	5,086	39,986
Interest expense	(173)	(352)
Written-off fixed assets	(8,461)	—
Other income (expense)	57,170	16,787
Total other income (expense)	53,547	60,633
Loss before income taxes	(2,838,114)	(5,389,599)

Income taxes	(1,110)	(614)

NET LOSS	(2,839,224)	(5,390,213)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	701	(95,286)

NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(2,839,925)	$(5,294,927)

Other comprehensive income (loss):
Net loss	(2,839,224)	(5,390,213)
Foreign currency translation adjustment	249,383	(400,416)

COMRPEHENSIVE LOSS	$(2,589,841)	$(5,790,629)

Net income (loss) attributable to non-controlling interest	701	(95,286)
Foreign currency translation adjustment attributable to non-controlling interest	5,329	(18,199)
Comprehensive loss attributable to Society Pass Incorporated	$(2,595,871)	$(5,677,144)

Net loss per share attributable to Society Pass Incorporated :
– Basic	$(1.21)	$(3.00)
– Diluted	$(1.21)	$(3.00)

Weighted average common shares outstanding
– Basic	2,341,300	1,805,523
– Diluted	2,341,300	1,805,523

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three Months ended March 31, 2024
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated other		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	comprehensive income	Accumulated deficits	controlling interest	Stockholders’ Equity
Balances at January 1, 2024	3,500	$—	2,217,491	$222	74,107	$(785,525)	$105,606,538	$(242,129)	$(99,272,691)	$(277,253)	$5,029,162
Shares issued for services	—	—	133,333	13	—	—	329,987	—	—	—	330,000
Share issued for treasury stock	—	—	166,667	17	—	—	487,223	—	—	—	487,240
Shares repurchase during the period	—	—	—	—	166,667	(487,240)	—	—	—	—	(487,240)
Sale of treasury stock	—	—	—	—	(176,335)	1,085,983	—	—	(609,022)	—	476,961
Foreign currency translation adjustment	—	—	—	—	—	—	—	244,054	—	5,329	249,383
Net loss for the period	—	—	—	—	—	—	—	—	(2,839,925)	701	(2,839,224)
Balances at March 31, 2024	3,500	$—	2,517,491	$252	64,439	$(186,782)	$106,423,748	$1,925	$(102,721,638)	$(271,223)	$3,246,282

	Three Months ended March 31, 2023
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated other		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	comprehensive income	Accumulated deficits	controlling interest	Stockholders’ Equity
Balances at January 1, 2023	3,500	$—	1,805,523	$181	—	$—	$101,429,687	$56,527	$(81,138,563)	$(336,515)	$20,011,317
Shares issued for services	—	—	13,072	1	—	—	200,008	—	—	—	200,009
Shares issued for accrued salaries	—	—	7,277	1	—	—	113,490	—	—	—	113,491
Shares issued upon the exercise options	—	—	52,229	5	—	—	1,226,788	—	—	—	1,226,793
Shares repurchase during the period	—	—	—	—	511,760	(541,988)	—	—	—	—	(541,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(382,217)	—	(18,199)	(400,416)
Net loss for the year	—	—	—	—	—	—	—	—	(5,294,927)	(95,286)	(5,390,213)
Balances at March 31, 2023	3,500	$—	1,878,101	$188	511,760	$(541,988)	$103,316,473	$(325,690)	$(86,433,490)	$(450,000)	$15,565,493

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three Months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(2,839,224)	$(5,390,213)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debts	75,612	—
Depreciation and amortization	165,115	863,917
Amortization of right of use assets	131,858	134,455
Gain from early lease termination	—	(1,064)
Stock based compensation for services	330,000	1,886,793
Treasury stock	487,240	—
Written-off of fixed assets	8,461	—
Deferred tax assets	4,611	—
Change in operating assets and liabilities:
Accounts receivable	(75,522)	93,216
Inventories	51,747	81,922
Deposits, prepayments and other receivables	323,388	768,803
Contract assets	126,909	15,239
Contract liabilities	4,467	(140,365)
Accounts payables	137,303	166,895
Accrued liabilities and other payables	(1,129,221)	(2,376,133)
Advances to related parties	(333)	(65)
Operating lease liabilities	(163,897)	(118,601)
Net cash used in operating activities	(2,361,485)	(4,015,201)

Cash flows from investing activities:
Purchase of property, plant, and equipment	—	(190,061)
Net cash used in investing activities	—	(190,061)

Cash flows from financing activities:
Repurchase of common share	(487,240)	(541,988)
Proceed from the Sale of treasury stock	476,961	—
Net cash used in financing activities	(10,279)	(541,988)
Effect on exchange rate change on cash and cash equivalents	321,014	(428,145)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,050,750)	(5,175,395)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	3,723,982	19,003,336

CASH AND CASH EQUIVALENT AT END OF YEAR	$1,673,232	$13,827,941

Supplemental disclosure of cash flow information:
Cash paid for interest	$173	$—
Cash paid for income tax	$—	$—

Reconciliation to amounts on condensed unaudited consolidated balance sheets:
Cash and cash equivalents	$1,619,232	$13,755,377
Restricted cash	54,000	72,564

Total cash, cash equivalents and restricted cash	$1,673,232	$13,827,941

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

NOTE－1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the “Company”) was incorporated in the State of Nevada on June 22, 2018, under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company, through its subsidiaries, mainly sells and distributes the hardware and software for a Point of Sales (POS) application in Vietnam. The Company also has online lifestyle platform to enable consumers to purchase high-end brands of all categories under its own brand name of “Leflair.” The Company has made several acquisitions in calendar year 2022 to 2024, as follows:

●	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.

●	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd (collectively, “Gorilla Networks”), a food delivery service.

●	In July 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively “Thoughtful Media”), whose business provides services to advertisers that helps to make internet advertising more effective.

●	In July 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. (“Mangan), a Philippines restaurant and grocery delivery business.

In August 2022, the Company and its 95%-owned subsidiary SOPA Technology, Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. (“Nusatrip”) and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri (“Tunas”), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

●	In April 2023, the Company’s 100% owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Wahana Cerita Indonesia, an Indonesia company operating digital marketing and event organizing.

●	In April 2023, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam travel agency.

●	In July 2023, the Company’s 99% owned subsidiary Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam travel agency.

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

On May 1, 2024, the Company effected a 1-for-15 reverse stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares has changed to 6,333,333 shares and par value remain unchanged. All share and per share information in these financial statements and its footnotes have been retroactively adjusted for the years presented, unless otherwise indicated, to give effect to the reverse stock split.

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

During the year of 2023, certain operations were progressively discontinued following management’s decision based on operation performance, business strategy and future prospects. This is mainly online F&B and groceries delivery operations under online ordering segment includes “Handycart” under subsidiary Dream Space Trading Co., Ltd in Vietnam and “Pushkart” and “Mangan” under subsidiary New Retail Experience Incorporated in the Philippines. There is also discontinued operation of local mobile in telecommunication reseller under subsidiary Gorilla Mobile Pte Ltd. In view of the operation results which are insignificant to the impact of the group and continued operation involvements are in place in all these operations, therefore no separate disclosure is considered necessary in accordance to the discontinued operation standards.

NOTE－2 GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered loss for period of $2,839,224, negative operating cash flow of $2,508,941, working capital deficit of $3,833,468 and accumulated deficit of $102,721,638 as at March 31, 2024 that raise substantial doubt about its ability to continue as a going concern. In assessing the going concern, management and the Board has considered the following:

1) Cash and cash equivalents balance of $1,619,232.

2) Continued business growth of digital marketing and online ticketing and reservations.

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

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2024 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2023 audited financial statements and accompanying notes filed with the SEC.

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

●	Non-controlling interest

The Company accounts for non-controlling interests in accordance with ASC Topic 810, which requires the Company to present non-controlling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its non-controlling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

●	Segment reporting

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in six reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale (“merchant POS”).

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2024 and December 31, 2023, the cash and cash equivalents excluded restricted cash amounted to $1,619,232 and $3,628,670, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $83,152 as of March 31, 2024 and December 31, 2023, respectively. In addition, the Company has uninsured bank deposits of $1,490,347 and $3,262,161 with a financial institution outside the U.S as of March 31, 2024 and December 31, 2023, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of March 31, 2024 and December 31, 2023, the restricted cash amounted to $54,000 and $95,312, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both March 31, 2024 and December 31, 2023, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three months ended March 31, 2024 and 2023. The inventories amounted to $379,736 and $431,483 at March 31, 2024 and December 31, 2023, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months period ended March 31, 2024 and 2023 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three months period ended March 31, 2024.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the financial period ended March 31, 2024, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $20,728 and $223,517, respectively, in the Lifestyle sector.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $0 and $195, respectively, from software fees.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $0 and $34,085, respectively, from this stream.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $4,566 and $14,302, respectively, from telecommunications.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $1,552,420 and $1,283,774, respectively, from this stream.

Online ticketing and reservation provide information, prices, availability, booking services for domestic and international air ticket, hotels, car, train, and hotel technology as follows:

The Company’s revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation and ancillary services including insurance commissions and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied. These revenues cover B2B and B2C sales channel segments.

The Company has a software subscription revenue generated from hotel in Vietnam, and online advertising revenue, reported in gross basis, providing a hotel booking management platform for hotel management purposes, and brand advertisement purpose. these revenues are recognized ratably over the time or upon relevant performance obligations being fulfilled.

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three months ended March 31, 2024 and 2023.

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

The Company presents revenues from ancillary service transactions on a net basis in the statements of income and comprehensive income as the Company, generally, does not control the service provided by the insurance supplier and travel supplier to the traveler.

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $264,574 and $410,230, respectively, from this stream.

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

There were contract assets balance was $120,459 and $247,368 on March 31, 2024 and December 31, 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,270,220 and $1,265,753 on March 31, 2024 and December 31, 2023, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the three months ended March 31, 2024, and 2023, software development costs were $13,504 and $13,919, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $127,135 and $130,664 for the three months ended March 31, 2024 and 2023, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of March 31, 2024 and December 31, 2023. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three months ended March 31, 2024 and 2023.

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

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end SGD:US$ exchange rate	$0.7401	$0.7521
Period average SGD:US$ exchange rate	$0.7460	$0.7500

Translation of amounts from VND into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end VND:US$ exchange rate	$0.000040	$0.000043
Period average VND:US$ exchange rate	$0.000041	$0.000042

Translation of amounts from INR into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end INR:US$ exchange rate	$0.01200	$0.01217
Period average INR:US$ exchange rate	$0.01204	$0.01216

Translation of amounts from PHP into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end PHP:US$ exchange rate	$0.01779	$0.01841
Period average PHP:US$ exchange rate	$0.01785	$0.01823

Translation of amounts from THB into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end THB:US$ exchange rate	$0.02749	$0.02925
Period average THB:US$ exchange rate	$0.02803	$0.02944

Translation of amounts from MYR into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end MYR:US$ exchange rate	$0.21155	$0.22646
Period average MYR:US$ exchange rate	$0.21169	$0.22777

Translation of amounts from IDR into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end IDR:US$ exchange rate	$0.000063	$0.000067
Period average IDR:US$ exchange rate	$0.000064	$0.000066

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

For the three months ended March 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended March 31,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(2,839,925)	$(5,294,927)
Weighted average common shares outstanding – Basic and diluted	2,341,300	1,805,523
Net loss per share – Basic and diluted	$(1.21)	$(3.00)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Three months ended March 31,
	2024	2023
Options to purchase common stock (a)	129,685	129,685
Warrants granted to underwriter	253,549	253,549
Warrants granted with Series C-1 Convertible Preferred Stock	71,200	71,200
Total of common stock equivalents	454,434	454,434

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.

●	Leases

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

As of March 31, 2024 and December 31, 2023, the Company recorded the right of use asset of $1,095,077 and $1,407,956, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2024, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three months ended March 31, 2024 and 2023. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

All other recently issued, but not yet effective, 2024 Accounting Standards Updates are not expected to have an effect on the Company.

NOTE－4 REVENUE

Revenue was generated from the following activities:

	Three Months ended March 31,
	2024	2023
At a point in time:
Sales – online ordering	$20,728	$257,602
Sales – digital marketing	1,552,420	1,283,774
Sales – online ticketing and reservation	264,574	410,230
Sales – data	4,566	14,302
Hardware sales	—	—
Over a period of time:
Sales – digital marketing	—	—
Software subscription sales	4,791	195
	$1,847,079	$1,966,103

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the years presented:

Schedule of Contract liabilities:

	March 31,	December 31,
	2024	2023
Contract liabilities, brought forward	$1,265,753	$1,405,090
Add: recognized as deferred revenue	1,270,220	1,265,753
Less: recognized as revenue	(1,265,753)	(1,405,090)
Contract liabilities, carried forward	$1,270,220	$1,265,753

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

Schedule of Segment Reporting:

	Three months ended March 31, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	20,728	—	—	20,728
Sales – digital marketing	—	1,552,420	—	—	—	—	1,552,420
Sales – online ticketing and reservation	—	—	264,574	—	—	—	264,574
Sales – data	—	—	—	—	4,566	—	4,566
Software sales	—	—	4,791	—	—	—	4,791
Hardware sales	—	—	—	—	—	—	—
Total revenue	—	1,552,420	269,365	20,728	4,566	—	1,847,079

Cost of revenue:
Cost of online ordering	—	—	—	(19,164)	—	—	(19,164)
Cost of digital marketing	—	(1,273,115)	—	—	—	—	(1,273,115)
Cost of online platform	—	—	—	—	—	—	—
Cost of data	—	—	—	—	(50,110)	—	(50,110)
Software cost	—	—	(8,053)	(3,988)	—	—	(12,041)
Hardware cost	—	—	—	—	—	—	—
Total cost of revenue	—	(1,273,115)	(8,053)	(23,152)	(50,110)	—	(1,354,430)

Gross income (loss)	—	279,305	261,312	(2,424)	(45,544)	—	492,649

Operating Expenses
Sales and marketing expenses	—	(4,959)	(52,641)	(19,411)	11,335	(61,459)	(127,135)
Software development costs	—	—	—	—	—	(13,504)	(13,504)
Depreciation	(5,411)	(6,177)	(22,041)	(11,684)	—	(16,268)	(61,581)
Amortization	—	—	(6,257)	—	(89,779)	(7,498)	(103,534)
General and administrative expenses	(56,795)	(461,965)	(558,452)	(130,193)	(7,376)	(1,863,775)	(3,078,556)
Total operating expenses	(62,206)	(473,101)	(639,391)	(161,288)	(85,820)	(1,962,504)	(3,384,310)

Income (loss) from operations	(62,206)	(193,796)	(378,079)	(163,712)	(131,364)	(1,962,504)	(2,891,661)

Other income (expense)
Impairment loss	—	—	—	—	(75)	—	(75)
Interest income	5	114	500	2	—	4,465	5,086
Interest expense	—	—	68	—	(241)	—	(173)
Written-off of plant and equipment	—	—	—	—	—	(8,461)	(8,461)
Other income	2,618	170	1,009	(6)	228	53,151	57,170
Total other income (expense)	2,623	284	1,577	(4)	(88)	49,155	53,547
Income (loss) before income taxes	(59,583)	(193,512)	(376,502)	(163,716)	(131,452)	(1,913,349)	(2,838,114)

	Three months ended March 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	34,085	—	—	223,517	—	—	257,602
Sales – digital marketing	—	1,283,774	—	—	—	—	1,283,774
Sales – online ticketing and reservation	—	—	410,230	—	—	—	410,230
Sales – data	—	—	—	—	14,302	—	14,302
Software sales	—	—	—	—	—	195	195
Total revenue	34,085	1,283,774	410,230	223,517	14,302	195	1,966,103
Cost of sales:
Cost of online ordering	(33,266)	—	—	(201,980)	—	—	(235,246)
Cost of digital marketing	—	(964,161)	—	—	—	—	(964,161)
Cost of data	—	—	—	—	(18,646)	—	(18,646)
Software cost	—	—	—	(60,548)	—	(1,265)	(61,813)
Total cost of revenue	(33,266)	(964,161)	—	(262,528)	(18,646)	(1,265)	(1,279,866)
Gross income (loss)	819	319,613	410,230	(39,011)	(4,344)	(1,070)	686,237
Operating Expenses
Sales and marketing expenses	(1,709)	(7,994)	(75,928)	(44,981)	(52)	—	(130,664)
Software development costs	—	—	—	—	—	(13,919)	(13,919)
Impairment loss	—	—	—	—	—	—	—
Depreciation	(4,568)	(1,257)	(28,340)	(7,750)	—	(22,002)	(63,917)
Amortization	—	—	—	—	—	(800,000)	(800,000)
General and administrative expenses, net of depreciation and amortisation	(103,279)	(233,481)	(532,856)	(230,332)	(43,820)	(3,984,201)	(5,127,969)
Total operating expenses	(109,556)	(242,732)	(637,124)	(283,063)	(43,872)	(4,820,122)	(6,136,469)
Loss from operations	(108,737)	76,881	(226,894)	(322,074)	(48,216)	(4,821,192)	(5,450,232)
Other income (expense)
Gain from early lease termination	—	1,064	—	—	—	—	1,064
Interest income	4	—	824	523	—	38,635	39,986
Interest expense	(27)	—	—	—	(325)	—	(352)
JV income	3,148	—	—	—	—	—	3,148
Warrant modification expense	—	—	—	—	—	—	—
Other income	39	31	934	436	12,471	2,876	16,787
Total other income (expense)	3,164	1,095	1,758	959	12,146	41,511	60,633
Loss before income taxes	(105,573)	77,976	(225,136)	(321,115)	(36,070)	(4,779,681)	(5,389,599)

	March 31, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	—	—	57,607	—	801,680	5,093,781	5,953,068
Identifiable assets	138,646	2,512,707	2,564,335	312,708	28,833	1,765,808	7,323,037

	December 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	—	—	65,791	—	911,706	5,104,231	6,081,728
Identifiable assets	167,360	2,495,897	3,188,452	361,421	46,625	4,021,691	10,281,446

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

Schedule of geographic segments
	Three Months Ended March 31,
	2024	2023
Indonesia	$272,434	$250,713
Vietnam	359,667	277,737
Philippines	58,276	31,671
Singapore	50,958	172,310
United States	906,128	1,057,665
Thailand	199,337	174,415
Malaysia	279	1,592
	$1,847,079	$1,966,103

NOTE－6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	March 31, 2024 (Unaudited)	December 31, 2023
Deposits	$448,776	$772,427
Prepayments	861,880	838,721
Value added tax	100,967	118,167
Interest receivable	—	11,552
Other receivables	472,763	466,907
Total	$1,884,386	$2,207,774

NOTE－7 INVENTORIES

	March 31, 2024 (Unaudited)	December 31, 2023
Finished goods	$379,736	$431,483
Less:
Reserve for excess and obsolete inventory	—	—
Total Inventories	$379,736	$431,483

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of revenue incurred amounted to $19,164 and $235,246 during the three months ended March 31, 2024 and 2023, respectively. The inventories amounted to $379,736 and $431,483 as of March 31, 2024 and December 31, 2023, respectively.

NOTE－8 INTANGIBLE ASSETS

As of March 31, 2024 and December 31, 2023, intangible assets consisted of the following:

	Useful life	March 31, 2024	December 31, 2023
At cost:
Software platform	2.5 years	$8,000,000	$8,000,000
Apps development	3 years	941,395	966,535
Computer software	3 years	723,153	744,914
Software system	3 years	—	—
Intellectual technology	3 years	—	—
Identifiable intangible asset	Indefinite	5,100,654	5,100,654
Other intangible assets	3 – 5 years	—	—
		14,765,202	14,812,103
Less: accumulated depreciation		(8,812,134)	(8,730,375)
		$5,953,068	$6,081,728

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

Also, the owner of CVO entered into a call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 20). As a result of this option exercise, there were no accounting effect on the Company’s financial statement during the three months ended March 31, 2024 and 2023.

Amortization of intangible assets was $0 and $800,000 for the three months ended March 31, 2024 and 2023, respectively.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $941,395 (2023: $966,535) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process.

Computer software including business and operating software and license acquired from third parties.

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

NOTE－ 9 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2024	December 31, 2023
At cost:
Computer	$515,614	$526,495
Office equipment	54,326	56,098
Furniture and fixtures	10,384	10,531
Renovation	581,109	614,143
	1,161,433	1,207,267
Less: accumulated depreciation	(562,810)	(520,609)
	598,623	686,658

Depreciation expense for the three months ended March 31, 2024 and 2023 were $61,581 and $63,917, respectively.

NOTE－10 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	March 31, 2024	December 31, 2023
Amounts due to related parties (a)	$9,567	$9,900

(a)	The amounts represented temporary advances to the Company related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. The Company’s due to related parties balance was $9,567 and $9,900 as of March 31, 2024 and December 31, 2023, respectively.

NOTE－11 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of the following:

	March 31, 2024	December 31, 2023

Accounts payable-	$1,827,955	$1,690,651
Accrued liabilities and other payables (a)	5,736,948	6,866,169
Total Accounts payable	$7,564,903	$8,556,820

(a)	Accrued liabilities and other payables consisted of the following:

	March 31, 2024	December 31, 2023

Accrued payroll	$88,780	$137,096
Accrued VAT expenses	27,994	40,855
Accrued taxes	1,942,520	1,990,994
Accrued litigation expense (b)	—	1,298,495
Customer deposit	460,007	402,339
Customer refund	1,121,340	922,784
Other payables	796,126	897,566
Other accrual (c)	1,300,181	1,176,040
Total Accrued liabilities	$5,736,948	$6,866,169

(b)	The accrued litigation expense has been temporarily offset by secured bond paid and issued during the financial period ended March 31, 2024.

(c)	The March 31, 2024 and December 31, 2023 balance includes long term pension provision and other operation accruals.

NOTE－12 LEASES

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of March 31, 2024 and December 31, 2023.

The Company used a weighted average incremental borrowing rate of 5.70% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.81 years.

During the three months ended March 31, 2024, no new lease arrangements was entered, and accounted as per ASC Topic 842.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Three months ended March 31,
	2024	2023

Operating lease expense (per ASC 842)	$131,830	$134,455
Short-term lease expense (other than ASC 842)	16,392	11,418
Total lease expense	$148,222	$145,873

As of March 31, 2024, right-of-use assets were $1,095,077 and lease liabilities were $1,097,153.

As of December 31, 2023, right-of-use assets were $1,407,956 and lease liabilities were $1,411,226.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of March 31, 2024

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending March 31:

Years ending March 31,	Operating lease amount
2025	$488,898
2026	347,039
2027	230,456
2028	118,494
Total	1,184,887
Less: interest	(87,734)
Present value of lease liabilities	$1,097,153
Less: non-current portion	(655,215)
Present value of lease liabilities – current liability	$441,938

NOTE－ 13 LOAN

Schedule of loan

	March 31, 2024	December 31, 2023

Loan – A (i)	18,980	21,313
	$18,980	$21,313

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the three months ended March 31, 2024 and 2023, the Company recognized the interest expense of $239 and $325, respectively.

NOTE－14 SHAREHOLDERS’ DEFICIT

Authorized stock

The Company is authorized to issue two classes of stock. The total number of shares of stock which the Company is authorized to issue is 11,333,333 shares of capital stock, consisting of 6,333,333 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. On May 1, 2024, the Company effected a 1-for-15 reverse stock split of the issued and outstanding shares of the Company’s common stock. All share and per share information in these financial statements and its footnotes have been retroactively adjusted for the periods presented.

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

Common stock outstanding

As of March 31, 2024 and December 31, 2023, the Company had a total of 2,517,528 and 2,217,491 shares of its common stock issued and outstanding, respectively.

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

On November 8, 2021, the Company entered into an underwriting agreement with Maxim Group LLC, related to the offering of 192,593 shares of the Company’s common stock (the “Firm Shares”), at a public offering price of $135.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase an additional 236,111 shares of common stock (the “Option Shares”) to cover over-allotments. The Company’s common stock was listed on the Nasdaq Capital Market on November 9, 2021 and began trading on such date. The closing (the IPO Closing.) of the offering and sale of the Firm Shares and the sale of 236,111 Option Shares occurred on November 12, 2021. Aggregate gross proceeds from the closing related to the Firm Shares and the Option Shares was $26,000,001 and $2,124,999, respectively. The Company incurred expenses of $2,677,846 in connection with the IPO.

Upon the closing of the IPO, all outstanding shares of preferred stock series A, B, B-1, C and C-1 were automatically converted into 59,259 shares, 50,960 shares, 3,200 shares, 31,040 shares and 279,680 shares of the Company’s common stock for the value of $8,000,000, $3,412,503, $466,720, $8,353,373 and $5,536,832, respectively.

On May 1, 2024, the Company effected a 1-for-15 reverse stock split of the issued and outstanding shares of the Company’s common stock. The number of authorized shares has changed to 6,333,333 shares and par value remain unchanged. All share and per share information in these financial statements and its footnotes have been retroactively adjusted for the years presented, unless otherwise indicated, to give effect to the reverse stock split.

The forward stock split and reverse stock split described above had no effect on the stated value of the preferred stock, and the number of designated shares and outstanding shares of each series of preferred stock was unchanged in accordance with the respective certificate of designations. The number of authorized shares of preferred stock remained unchanged.

During the three months ended March 31, 2024 and 2023, the Company issued 133,333 and 13,072 shares of common stock to consultants in exchange for consulting services value at $330,000 and $460,000, respectively.

During the three months ended March 31, 2024 and 2023, the Company issued 0 and 7,277 shares of common stock to six of its employees as compensation valued at $0 and $200,000, respectively.

During the three months ended March 31, 2024 and 2023, the Company issued 0 and 52,229 shares of common stock for staff exercised options, at $23.70 per share, total amounting to $0 and $1,226,793, respectively.

Warrants

In August 2019, the Company issued 1,400 warrants to purchase 1,400 shares of its common stock to one employee as compensation for his services to the Company, at a fair value of $17,500. Each warrant is convertible into one share of common stock at an exercise price of $0.0015 per share. The warrants will expire on the second (2nd) anniversary of the initial date of issuance. As at December 31, 2019, none of the warrants have been exercised. 1,400 shares were fully exercised during the year ended December 31, 2020.

In December 2020, the Company issued a certain number of warrants pursuant to the Series C-1 Subscription Agreement. Each redeemable warrant allows the holder to purchase one C-1 preferred stock at a price of $6,300 per share. The warrants shall be exercisable on or before December 31, 2020, 2021 and 2022. During the year ended December 31, 2022, the Company issued 126 warrants.

In December 2020, a total of 56 warrants were exercised in exchange for 56 Series C-1 preferred stocks. (refer note 17 for details).

Below is a summary of the Company’s issued and outstanding warrants as of March 31, 2024 and December 31, 2023:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020 (a)	137	$6,300.00	0.60
Issued (b)	142	$6,300.00	0.50
Issued (a)	9,630	$148.50	5.00
Exercised	(21)	$6,300.00	—
Expired	—	—	—
Outstanding as of December 31, 2021	9,888	$308.55	4.88
Issued (c)	248,586	$49.20	4.11
Exercised	(5,307)	$49.20	0.50
Expired	(238)	$6,300.00	—
Outstanding as of December 31, 2022	252,929	$53.55	4.03
Outstanding as of December 31, 2023	252,929	$53.55	3.02
Outstanding as of March 31, 2024	252,929	$53.55	2.77

There is no intrinsic value for the warrants as of March 31, 2024 and December 31, 2023.

(a)	Common stock will be issued upon exercise of the 9,630 warrants having intrinsic value of $0 and $73,667 as of December 31, 2022 and 2021, respectively.

(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 77,200 shares of common stock with the intrinsic value of $0 and $10,433,580 as of December 31, 2022 and 2021, respectively.

(c)	Common stock will be issued upon warrants exercise of the 243,299 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. No additional warrants modification expense were recorded as of March 31, 2024 and December 31, 2023, respectively.

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

Director’s Stock option

On December 8, 2021, the Board of Directors approved a grant to Dennis Nguyen of a 10-year stock option to purchase 129,685 shares of common stock at an exercise price of $97.35 per share that are vested and are exercisable at any time.

Schedule of Stock Option

Schedule of Director’s stock awards	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2022	129,684	$97.35	10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2023	129,684	$97.35	10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of March 31, 2024	129,684	$97.35	9.25

The total fair value of options vested during the three months ended March 31, 2024 and 2023 was $0.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2024 and 2023:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2022	21,732	$114.75	0.92 years
Issued	—	—	—
Vested	(21,732)	114.75	—
Cancelled	—	—	—
Unvested as of December 31, 2023	—	$—	—
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Unvested as of March 31, 2024	—	$—	—

The Company issued 54,330 shares of its common stock on September 1, 2021 (“start date”) of which 43,464 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 10,866 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the three months ended March 31, 2024 and 2023, the Company recognized the amortization of stock compensation expense of $0 and $346,500, respectively.

NOTE－15 PREFERRED STOCKS AND WARRANTS

As of March 31, 2024 and December 31, 2023, the Company’s preferred stocks have been designated as follow:

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the three months ended March 31, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of March 31, 2024 and December 31, 2023, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued during the three months ended March 31, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of March 31, 2024 and December 31, 2023, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

No Series B-1 Preferred Stocks issued during the three months ended March 31, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company’s common stock valued at $466,720, equal to approximately $9.72 per share.

As of March 31, 2024 and December 31, 2023, no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the three months ended March 31, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of March 31, 2024 and December 31, 2023, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Shares

No Series C-1 Preferred Stocks were issued during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

Series X Super Voting Preferred Shares

No Series X Preferred Stocks were issued during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－ 16 TREASURY STOCK

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. The following table presents information with respect to repurchases of common stock during the three months ended and March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

Aggregate common stock repurchased	966,583	1,111,605
Weighted average price paid per share	$0.1932	$0.7067
Total amount paid	$186,782	$785,525

As of March 31, 2024 and December 31, 2023, we had up to $1,813,218 and $1,214,475 of the share repurchase program available, respectively. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE－ 17 INCOME TAXES

For the three months ended March 31, 2024 and 2023, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Three Months ended March 31,
	2024	2023
Tax jurisdiction from:
- Local	$987,269	$3,092,769
- Foreign	1,850,845	1,486,830
Loss before income taxes	$2,838,114	$5,389,599

The provision for income taxes consisted of the following:

Three months ended March 31,
	2024	2023
Current:
- United States	$—	$—
- Singapore	—	—
- Vietnam	465	—
- India	645	614
- Philippine	—	—
- Thailand	—	—
- Malaysia	—	—

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
- Philippine	—	—
- Thailand	—	—
- Malaysia	—	—
Income tax expense	$1,110	$614

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries that are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is registered in the Nevada and is subject to the tax laws of United States.++

As of March 31, 2024, the operation in the United States incurred $34,558,206 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $7,257,223 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of March 31, 2024, the operation in the Singapore incurred $11,499,213 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,954,866 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of March 31, 2024, the operation in the Vietnam incurred $5,277,875 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,055,575 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of March 31, 2024, the operation in the India incurred $2,564 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $641.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of March 31, 2024, the Company’s subsidiary operations in Indonesia incurred $423,101 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $93,082 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company’s subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of March 31, 2024, the Company’s subsidiary operations in Philippines incurred $1,063,144 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $265,786 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company’s subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of March 31, 2024, the Company’s subsidiary operations in Thailand incurred $411,246 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $82,249 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of March 31, 2024, the operation in the Malaysia incurred $20,199 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $4,848.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of March 31, 2024 and December 31, 2023 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	March 31, 2024	December 31, 2023
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	7,257,223	7,119,197
- Singapore	1,954,866	1,714,014
- Vietnam	1,055,575	976,328
- India	—	—
- Philippines	265,786	245,617
- Indonesia	93,082	63,013
- Thailand	82,249	118,848
- Malaysia	—	—
	16,723,916	16,252,152
Less: valuation allowance	(16,578,669)	(16,102,294)
Deferred tax assets, net	$145,247	$149,858

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of March 31, 2024 and December 31, 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the three months ended March 31, 2024 and 2023, there were no penalties or interest recorded in income tax expense.

NOTE－ 17 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended March 31, 2024 and 2023, $80,389 and $92,206 contributions were made accordingly.

NOTE－ 18 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid to the director and key management personnel, the total salaries of $251,732 and $242,500 during the three months ended March 31, 2024 and 2023, respectively.

The Company issued 159,032 shares of Common stock, at the price of $552,522 for the stock based compensation to a key management personnel during the year ended March 31, 2023.

The Company accrued 352,845 shares to directors and key management personnel, the total share option of $1,560,351 during the three months ended March 31, 2023.

The Company’s subsidiary paid their officer, total professional fee of $2,405 and $2,624 during the three months ended March 31, 2024 and 2023, respectively.

The Company paid and accrued to its shareholders, total professional fee of $200,000 and $155,417 during the three months ended March 31, 2023. Including in the above the Company issued 196,078 shares of $200,000 during the three months ended March 31, 2023.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated unaudited condensed financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－19 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2024 and 2023, respectively, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended March 31, 2024		March 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$906,128	49.06%	$365,846
Customer B	$278,744	15.09%	$30,068

	Three months ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$952,665	48.45%	$321,094

(b) Major vendors

For the three months ended March 31, 2024, the vendors who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balance as at period-end date, are presented as follows:

	Three months ended March 31, 2024		March 31, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$228,114	16.84%	$118,679

For the three months ended March 31, 2023, there is no vendor accounts for 10% or more of the Company’s cost of revenue as at period-end dates.

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

NOTE－20 COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company had no material commitments or contingencies.

Litigation

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

In the other employment action, brought by Thomas O’Connor, a former employee, and CVO Advisors Pte. Ltd., involves claims of entitlement to salary payments and expense reimbursement in the amount of $122,042.60, plus liquidated damages, together with costs. This former employee also made claims based on a failure to deliver between 1,721 and 2,536 shares of the Company’s common stock. For the 1,721 shares of stock which he contends were not delivered, he alleges damages of $9,918,000. In addition, this action also includes claims by a plaintiff-entity alleging entitlement to $8 million in shares of the Company’s Series A Preferred stock. The Company responded to the complaint and also asserted counterclaims against the former employee in the proceeding for $1,500,000 to $2,000,000 plus punitive damages, together with costs, arising from, inter alia, the former employee’s breach of contract, breach of fiduciary duty, tortious interference and fraud. The former employee has responded to the Company’s counterclaims and this action is still in the discovery phase of litigation. Thomas O’Connor has filed a motion to strike the Company’s answer and counterclaims or in the alternative precluding Society Pass from offering evidence or for a Conditional Order for production. Thomas O’Connor has also filed a motion for partial summary judgment on his cause of action regarding the 1,721 shares of stock that were allegedly not delivered and is seeking the cash value of those shares. The Court granted that motion in part, deciding that Mr. O’Connor validly exercised 1,148 shares under the subject warrant. The Court denied that portion of the motion as it relates to the value of those shares. Mr. O’Connor has not retained an expert to testify as to their value. The Company has retained an expert who has determined the value of the shares to be significantly less than alleged and issued a report of his opinions. CVO has filed a motion for summary judgment on its claim for the $8,000,000 worth of Series A Preferred Stock, seeking the alleged cash value of those shares. The Company has opposed that motion, and the motion was denied. In addition, the Company has appealed the grant of the motion on liability and Mr. O’Connor has appealed the denial of the motion on the damages portion. The Company filed a Notice of Appeal with respect to same. In addition, Mr. O’Connor had filed a motion to restrain and enjoin the company from transferring or otherwise disposing any of its assets, including but not limited to extraordinary cash or equity/option payouts to its directors and officers and from transferring or otherwise disposing any of its operating assets, including but not limited to Thoughtful Media Group Inc., NusaTrip Inc., and any other of the Company’s majority owned corporate subsidiaries. The motion was denied, but granted in part to the extent that the Company must promptly inform Mr. O’Connor of any agreement(s) to sell its subsidiaries. The Court also scheduled a valuation hearing for the shares granted in Mr. O’Connor’s motion for summary judgment which will take place on May 29 and 30 of 2024. Mr. O’Connor has made a motion in limine to preclude the Company’s expert from testifying at such valuation hearing, which has been denied.

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

NOTE－21 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through May 15, 2024, the Company issued the unaudited condensed consolidated financial statements.

The Company filed a Certificate of Change of the Company with the Secretary of State of the State of Nevada (the “Certificate of Amendment”) to effect a 1-for-15 reverse stock split (the “reverse stock split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), which will become effective when the market opens on May 1, 2024, with the Common Stock trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market.

Total treasury stock of 64,439 amounted $186,782 as at March 31, 2024 has been fully resale back to market during the period from April 1, 2024 to May 2, 2024.

On May 9, 2024 and effective as of such date, the Company filed a Certificate of Amendment to Designation (the “Designation Amendment”) with the Nevada Secretary of State to amend the Certificate of Designation of Series X Super Voting Preferred Stock (the “Certificate of Designation”) to increase the number of authorized shares of Series X Super Voting Preferred Stock from 3,500 to 10,000.

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 15, 2024, and other reports that we file with the SEC from time to time.

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

The companies by the Company form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in the Philippines. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on Vietnam, Thailand, Indonesia and the Philippines of SEA. Material acquisitions include:

●	In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”).

●	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.

●	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd (collectively, “Gorilla Networks”), a food delivery service.

●	In July 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively “Thoughtful Media”), whose business provides services to advertisers that helps to make internet advertising more effective.

●	In July 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. (“Mangan), a Philippines restaurant and grocery delivery business.

●	In August 2022, the Company and its 95%-owned subsidiary SOPA Technology, Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. (“Nusatrip”) and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri (“Tunas”), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

●	In April 2023, through our wholly owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Thoughtful Media Group Indonesia (Formerly known as PT Wahana Cerita Indonesia), an Indonesia-based company operating digital marketing and event organizing.

●	In April 2023, through our 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam-based travel agency.

●	In July 2023, through our 99% owned subsidiary Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam-based travel agency.

We operate certain verticals in SEA: loyalty, lifestyle, telecommunications, digital marketing, and travel as we try to create the next generation digital ecosystem and loyalty platform. We scaled back our operations in the food and beverage delivery market in 2024.

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

Telecommunications

The Company also has online telecommunication reseller platform operating under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes Web3 technology to operate a MVNO for its users in Southeast Asia. With network coverage to over 160 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. During the financial period ended March 31, 2024, local mobile data service was ceased operation due to business restructuring to refocus in overseas internet data.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Revenue, net	$1,847,079	$1,966,103
Cost of revenue	(1,354,430)	(1,279,866)
Gross income (loss)	492,649	686,237
Less operating expenses:
Sales and marketing expenses	(127,135)	(130,664)
Software development costs	(13,504)	(13,919)
General and administrative expenses	(3,243,671)	(5,991,886)
Total operating expenses	(3,384,310)	(6,136,469)
Loss from operations	(2,891,661)	(5,450,232)

Other income (expense):
Interest income	5,086	39,986
Interest expense	(173)	(352)
Impairment loss	(75)	—
Gain on early lease termination	—	1,064
JV income	—	3,148
Other income	57,170	16,787
Total other expense	53,547	60,633
Loss before income taxes	(2,838,114)	(5,389,599)
Income taxes	(1,110)	(614)
NET LOSS	$(2,839,224)	$(5,390,213)

Revenue. We generated revenues of $1,847,079 and $1,966,103 during the three months ended March 31, 2024 and 2023, respectively. The decrease in revenue for the three months periods was mainly due to the decrease in the sales from our e-commerce online platform due to the pressure from higher competition and travel vertical due to interruption of platform system upgrading.

During the three months ended March 31, 2024 and 2023, the following customer exceeded 10% of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended March 31, 2024		March 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$906,128	49.06%	$365,846
Customer B	$278,744	15.09%	$30,068

	Three months ended March 31, 2023		March 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$952,665	48.45%	$321,094

The customers are in United States and Vietnam.

Cost of Revenue. Cost of revenue was $1,354,430 and $1,279,866 for three months ended March 31, 2024, and 2023, respectively. Our cost of revenue remained consistent due to offsetting of cost increased in line with revenue from digital marketing.

Major vendors

For the three months ended March 31, 2024 and 2023, the vendor accounted for 10% or more of the Company’s cost of revenue and its outstanding payables balances as at period-end date, are presented as follows:

	Three months ended March 31, 2024		March 31, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$228,114	16.84%	$118,679

	Three months ended March 31, 2023		March 31, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$-	-%	$-

Gross Income. We recorded a gross income of $492,649 and $686,237 for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross profit is due to higher cost of revenue of digital marketing revenue. Gross income margin is 27% and 34% for the three months ended March 31, 2024 and 2023, respectively. Drop in gross margin for the three months period ended March 31, 2024 is due to lower profit margin arising from digital marketing business.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $127,135 and $130,664 for the three months ended March 31, 2024 and 2023, respectively. The S&M expense remained consistently low primarily attributable to the planned cost reductions.

Software Development Cost (“SDC”). We incurred SDC expenses of $13,504 and $13,919 for three months ended March 31, 2024 and 2023 respectively. The SDC remained consistent is primarily attributable to the maintaining of our technology development team.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $3,243,671 and $5,991,886 for the three months ended March 31, 2024 and 2023 respectively. The G&A is primarily consisting of the professional costs associated with ongoing expenses for its listing on the Nasdaq Stock Exchange and stock based compensation for services, staff costs and D&O insurance cost. This is significantly decrease due to no professional cost incurred for new business acquisition searching and acquisition related cost, as well as resulted from general cost restructuring and controlling.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2024 and 2023 was $1,110 and $614, respectively.

Net Loss. As a result of the items noted above, for the three months ended March 31, 2024, we incurred a net loss of $2,839,224 as compared to the same period ended March 31, 2023 of $5,390,213. The improvement in net loss is primarily attributable to decreased in G&A. The net loss for the three months ended March 31, 2024 includes non-cash items including non-cash stock-based compensation for professional services of $330,000 and depreciation and amortization of $165,115.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents and restricted cash of $1,619,232, accounts receivable of $1,338,080, deposits, prepayments and other receivables of $1,884,386, inventories of $379,736 and contract assets of $120,459.

For the three months ended March 31, 2024, the Company's stockholders' equity was $3,246,282 which decreased as a result of an increase in accumulated deficit partially offset by additional paid-in-capital. For the three months ended March 31, 2024, the Company incurred net loss of $2,839,224 and net cash used in operating activities of $2,361,485. Net cash used in financing activities was $10,279, resulting from share buyback exercise.

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

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,361,485)	$(4,015,201)
Net cash used in investing activities	—	(190,061)
Net cash used in financing activities	(10.279)	(541,988
Effect on exchange rate change	321,014	(428,145)
Net change in cash and cash equivalents	(2,050,750)	(5,175,395
Cash and cash equivalent and restricted cash at beginning of period	3,723,982	19,003,336
Cash and cash equivalent and restrickted cash at end of period	1,673,232	13,827,941

Net Cash Used in Operating Activities.

For the three months ended March 31, 2024, net cash used in operating activities was $2,361,485, which consisted primarily of a net loss of $2,839,224 and a decrease in accrued liabilities and other payables of $1,129,221, partially offset by non-cash stock-based compensation for services of $330,000, a decrease in deposits, prepayments and other receivables of $323,388 and depreciation and amortization of $165,115.

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

Net Cash Used In Investing Activities.

For the three months ended March 31, 2024, there was no cash flow from investing activities.

For the three months ended March 31, 2023, there was a net cash outflow of $190,061 for purchase of property, plant, and equipment.

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2024, net cash used in financing activities was $10,279 for repurchase of common stock of $487,240, partially offset by resales of treasury stock of $476,961.

For the three months ended March 31, 2023, net cash used in financing activities was $541,988 for repurchase of common stock.

Critical Accounting Policies and Estimate

●	Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2024 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2023 audited financial statements and accompanying notes filed with the SEC.

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

●	Non-controlling interest

The Company accounts for non-controlling interests in accordance with ASC Topic 810, which requires the Company to present non-controlling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its non-controlling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

●	Segment reporting

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in six reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Merchant Point of Sale (“merchant POS”).

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2024 and December 31, 2023, the cash and cash equivalents excluded restricted cash amounted to $1,619,232 and $3,628,670, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $83,152 as of March 31, 2024 and December 31, 2023, respectively. In addition, the Company has uninsured bank deposits of $1,490,347 and $3,262,161 with a financial institution outside the U.S as of March 31, 2024 and December 31, 2023, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of March 31, 2024 and December 31, 2023, the restricted cash amounted to $54,000 and $95,312, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both March 31, 2024 and December 31, 2023, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three months ended March 31, 2024 and 2023. The inventories amounted to $379,736 and $431,483 at March 31, 2024 and December 31, 2023, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months period ended March 31, 2024 and 2023 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three months period ended March 31, 2024.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the financial period ended March 31, 2024, local mobile data service was ceased operation due to business restructuring to refocus in overseas internet data.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $20,728 and $223,517, respectively, in the Lifestyle sector.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $0 and $195, respectively, from software fees.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $0 and $34,085, respectively, from this stream.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of 4,566 and $14,302, respectively, from telecommunications.

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

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $1,552,420 and $1,283,774, respectively, from this stream.

Online ticketing and reservation provide information, prices, availability, booking services for domestic and international air ticket, hotels, car, train, and hotel technology as follows:

The Company’s revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation and ancillary services including insurance commissions and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied. These revenues cover B2B and B2C sales channel segments.

The Company has a software subscription revenue generated from hotel in Vietnam, and online advertising revenue, reported in gross basis, providing a hotel booking management platform for hotel management purposes, and brand advertisement purpose. these revenues are recognized ratably over the time or upon relevant performance obligations being fulfilled.

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three months ended March 31, 2024 and 2023.

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

The Company presents revenues from ancillary service transactions on a net basis in the statements of income and comprehensive income as the Company, generally, does not control the service provided by the insurance supplier and travel supplier to the traveler.

During the three months ended March 31, 2024 and 2023, the Company generated revenue of $264,574 and $410,230, respectively, from this stream.

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

There were contract assets balance was $120,459 and $247,368 on March 31, 2024 and December 31, 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,270,220 and $1,265,753 on March 31, 2024 and December 31, 2023, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the three months ended March 31, 2024, and 2023, software development costs were $13,504 and $13,919, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $127,135 and $130,664 for the three months ended March 31, 2024 and 2023, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of March 31, 2024 and December 31, 2023. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three months ended March 31, 2024 and 2023.

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

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end SGD:US$ exchange rate	$0.7401	$0.7521
Period average SGD$:US$ exchange rate	$0.7460	$0.7500

Translation of amounts from VND into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end VND:US$ exchange rate	$0.000040	$0.000043
Period average VND:US$ exchange rate	$0.000041	$0.000042

Translation of amounts from INR into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end INR:US$ exchange rate	$0.01200	$0.01217
Period average INR:US$ exchange rate	$0.01204	$0.01216

Translation of amounts from PHP into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end PHP:US$ exchange rate	$0.01779	$0.01841
Period average PHP:US$ exchange rate	$0.01785	$0.01823

Translation of amounts from THB into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end THB:US$ exchange rate	$0.02749	$0.02925
Period average THB:US$ exchange rate	$0.02803	$0.02944

Translation of amounts from MYR into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end MYR:US$ exchange rate	$0.21155	$0.22646
Period average MYR:US$ exchange rate	$0.21169	$0.22777

Translation of amounts from IDR into US$ has been made at the following exchange rates for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end IDR:US$ exchange rate	$0.000063	$0.000067
Period average IDR:US$ exchange rate	$0.000064	$0.000066

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

For the three months ended March 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended March 31,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(2,839,925)	$(5,294,927)
Weighted average common shares outstanding – Basic and diluted	2,341,300	1,805,523
Net loss per share – Basic and diluted	$(1.21)	$(3.00)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Three months ended March 31,
	2024	2023
Options to purchase common stock (a)	129,685	129,685
Warrants granted to underwriter	253,549	253,549
Warrants granted with Series C-1 Convertible Preferred Stock (b)	71,200	71,200
Total of common stock equivalents	454,434	454,434

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $6.49 per share that will be exercisable at any time.

(b)	The expiry date of warrants granted with Series C-1 was extended to June 30, 2022.

●	Leases

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

As of March 31, 2024 and December 31, 2023, the Company recorded the right of use asset of $1,095,077 and $1,407,956, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2024, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three months ended March 31, 2024 and 2023. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

All other recently issued, but not yet effective, 2024 Accounting Standards Updates are not expected to have an effect on the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 20, “Commitments and Contingencies”.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.”

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 9, 2024 and effective as of such date, the Company filed a Certificate of Amendment to Designation (the “Designation Amendment”) with the Nevada Secretary of State to amend the Certificate of Designation of Series X Super Voting Preferred Stock (the “Certificate of Designation”) to increase the number of authorized shares of Series X Super Voting Preferred Stock from 3,500 to 10,000.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.18**	Certificate of Amendment to Series X Super Voting Preferred Certificate of Designation.
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith

++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCIETY PASS INCORPORATED

Date: May 15, 2024	/s/ Raynauld Liang
Raynauld Liang
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	/s/ Yee Siong Tan
Yee Siong Tan
Chief Financial Officer
(Principal Financial Officer)