Form 10-Q
period 2024-06-30
SOCIETY PASS INCORPORATED.
filed 2024-08-19
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Yes ☐ No ☒

As of August 16, 2024, there were 3,150,696 shares of the registrant’s common stock, $0.0001 par value, outstanding.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”))

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$833,937	$3,628,670
Restricted cash	53,900	95,312
Accounts receivable, net	776,181	1,338,170
Inventories	293,333	431,483
Contract assets	530,433	247,368
Deposits, prepayments and other receivables	2,956,412	2,207,774
Deferred tax assets	140,636	149,858
Total current assets	5,584,832	8,098,635

Non-current assets:
Intangible assets, net	5,845,752	6,081,728
Goodwill	88,197	88,197
Plant and equipment, net	528,820	686,658
Right of use assets, net	972,603	1,407,956
Total non-current assets	7,435,372	8,264,539

TOTAL ASSETS	$13,020,204	$16,363,174

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$1,774,937	$1,690,651
Contract liabilities	1,283,821	1,265,753
Accrued liabilities and other payables	6,772,617	6,866,169
Due to related parties	13,263	9,900
Deferred tax liabilities	69,000	69,000
Operating lease liabilities	418,061	563,276
Loan	17,053	21,313
Total current liabilities	10,348,752	10,486,062

Non-current liabilities:
Operating lease liabilities	556,499	847,950
TOTAL LIABILITIES	10,905,251	11,334,012

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of June 30, 2024 and December 31, 2023, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 3,500 shares designated; 3,500 and 3,500 Series X shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common shares; $0.0001 par value, 6,333,333 shares authorized; 2,970,696 and 2,217,491 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	297	222
Subscription receivable	(283,000)	—
Additional paid-in capital	107,110,405	105,606,538
Less: Common shares held in treasury, at cost; 0 and 74,107 shares as of June 30, 2024 and December 31, 2023	—	(785,525)
Accumulated other comprehensive gain (loss)	269,715	(242,129)
Accumulated deficits	(104,710,865)	(99,272,691)
Total equity attributable to Society Pass Incorporated	2,386,552	5,306,415
Non-controlling interest	(271,599)	(277,253)
TOTAL EQUITY	2,114,953	5,029,162
TOTAL LIABILITIES AND EQUITY	$13,020,204	$16,363,174

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue, net
Sales – online ordering	$3,701	112,169	$24,429	$369,771
Sales – digital marketing	1,528,173	1,510,960	3,080,593	2,794,734
Sales – online ticketing and reservation	177,033	556,042	441,607	1,042,749
Sales – data	177	6,369	4,743	20,671
Software sales	1,426	1,692	6,217	1,887
Total revenue	1,710,510	2,187,232	3,557,589	4,229,812

Cost of revenue:
Cost of online ordering	(7,467)	(124,489)	(26,631)	(359,735)
Cost of digital marketing	(1,231,048)	(1,306,684)	(2,504,163)	(2,270,845)
Cost of online ticketing and reservation	—	(95,067)	—	(171,544)
Cost of data	50	(14,708)	(50,060)	(33,354)
Software sales	(7,740)	(69,125)	(19,781)	(130,938)
Total cost of revenue	(1,246,205)	(1,610,073)	(2,600,635)	(2,966,416)

Gross income	464,305	577,159	956,954	1,263,396

Operating expenses:
Sales and marketing expenses	(143,698)	(98,714)	(270,833)	(229,378)
Software development costs	(13,833)	(15,209)	(27,337)	(29,128)
General and administrative expenses	(2,461,968)	(3,879,049)	(5,705,639)	(9,870,935)
Total operating expenses	(2,619,499)	(3,992,972)	(6,003,809)	(10,129,441)

Loss from operations	(2,155,194)	(3,415,813)	(5,046,855)	(8,866,045)

Other income (expense):
Dividend income	—	3,696	—	6,844
Gain on early lease termination	—	—	—	1,064
Gain on disposal of fixed assets	206	—	206	—
Impairment loss	75	—	—	—
Interest income	1,043	59,208	6,129	99,194
Interest expense	(285)	(300)	(458)	(652)
Waiver of loan payable	43,410	15,200	43,410	15,200
Written-off fixed assets	41	(2,583)	(8,420)	(2,583)
Other income (expense)	170,834	32,416	228,004	49,203
Total other income (expense)	215,324	107,637	268,871	168,270
Loss before income taxes	(1,939,870)	(3,308,176)	(4,777,984)	(8,697,775)

Income taxes	(3,884)	(1,054)	(4,994)	(1,668)

NET LOSS	(1,943,754)	(3,309,230)	(4,782,978)	(8,699,443)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(5,411)	6,028	(4,710)	(89,258)

NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(1,938,343)	$(3,315,258)	$(4,778,268)	$(8,610,185)

Other comprehensive income (loss):
Net loss	(1,943,754)	(3,309,230)	(4,782,978)	(8,699,443)
Foreign currency translation adjustment	272,825	171,645	522,208	(228,771)

TOTAL OTHER COMPREHENSIVE LOSS	$(1,670,929)	$(3,137,585)	$(4,260,770)	$(8,928,214)

Net income (loss) attributable to non-controlling interest	(5,411)	6,028	(4,710)	(89,258)
Foreign currency translation adjustment attributable to non-controlling interest	5,035	30,207	10,364	12,008
Total other comprehensive loss attributable to Society Pass Incorporated	$(1,670,553)	$(3,173,820)	$(4,266,424)	$(8,850,964)

Net loss per share attributable to Society Pass Incorporated:
– Basic	$(0.73)	$(1.77)	$(1.91)	$(4.67)
– Diluted	$(0.73)	$(1.77)	$(1.91)	$(4.67)

Weighted average common shares outstanding
– Basic	2,656,697	1,878,102	2,498,998	1,842,013
– Diluted	2,656,697	1,878,102	2,498,998	1,842,013

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three and Six months ended June 30, 2024
	Preferred Stock		Common Stock		Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2024	3,500	$—	2,217,491	$222	74,107	$(785,525)	$—	$105,606,538	$(242,129)	$(99,272,691)	$(277,253)	$5,029,162
Shares issued for services	—	—	133,333	13	—	—	—	329,987	—	—	—	330,000
Share issued for treasury stock	—	—	166,667	17	—	—	—	487,223	—	—	—	487,240
Shares repurchase during the period	—	—	—	—	166,667	(487,240)	—	—	—	—	—	(487,240)
Sale of treasury stock	—	—	—	—	(176,335)	1,085,983	—	—	—	(609,022)	—	476,961
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	244,054	—	5,329	249,383
Net loss for the period	—	—	—	—	—	—	—	—	—	(2,839,925)	701	(2,839,224)

Balances at March 31, 2024	3,500	$—	2,517,491	$252	64,439	$(186,782)	$—	$106,423,748	$1,925	$(102,721,638)	$(271,223)	$3,246,282

Shares issued for salaries	—	—	57,761	6	—	—	—	128,694	—	—	—	128,700
Shares issued for private placements	—	—	300,000	30	—	—	(283,000)	482,970	—	—	—	200,000
Shares issued for subsidiary acquisition	—	—	24,631	2	—	—	—	75,000	—	—	—	75,002
Fractional shares	—	—	70,813	7	—	—	—	(7)	—	—	—	—
Sale of treasury stock	—	—	—	—	(64,439)	186,782	—	—	—	(50,884)	—	135,898
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	267,790	—	5,035	272,825
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,938,343)	(5,411)	(1,943,754)

Balances at June 30, 2024	3,500	$—	2,970,696	$297	—	$—	$(283,000)	$107,110,405	$269,715	$(104,710,865)	$(271,599)	$2,114,953

	Three and Six months ended June 30, 2023
	Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2023	3,500	$—	1,805,523	$181	—	$—	$101,429,687	$56,527	$(81,138,563)	$(336,515)	$20,011,317
Shares issued for services	—	—	13,072	1	—	—	546,508	—	—	—	546,509
Shares issued for accrued salaries	—	—	7,277	1	—	—	113,490	—	—	—	113,491
Shares issued upon the exercise options	—	—	52,229	5	—	—	1,226,788	—	—	—	1,226,793
Shares repurchase during the period	—	—	—	—	511,760	(541,988)	—	—	—	—	(541,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(382,217)	—	(18,199)	(400,416)
Net loss for the period	—	—	—	—	—	—	—	—	(5,294,927)	(95,286)	(5,390,213)

Balances at March 31, 2023	3,500	$—	1,878,101	$188	511,760	$(541,988)	$103,316,473	$(325,690)	$(86,433,490)	$(450,000)	$15,565,493
Shares issued for services	—	—	—	—	—	—	149,625	—	—	—	149,625
Shares issued for accrued salaries	—	—	19,048	2	—	—	230,830	—	—	—	230,832
Shares repurchase during the period	—	—	—	—	99,845	(98,537)	—	—	—	—	(98,537)
Foreign currency translation adjustment	—	—	—	—	—	—	—	141,438	—	30,207	171,645
Net income (loss) for the period	—	—	—	—	—	—	—	—	(3,315,258)	6,028	(3,309,230)

Balances at June 30, 2023	3,500	$—	1,897,149	$190	611,605	$(640,525)	$103,696,928	$(184,252)	$(89,748,748)	$(413,765)	$12,709,828

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(4,782,978)	$(8,699,443)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debts	1,803	—
Depreciation and amortization	327,411	935,531
Gain from early lease termination	—	(1,064)
Gain on disposal of fixed assets	(206)	—
Written-off of fixed assets	8,420	2,583
Waiver of loan payable	(43,410)	(15,200)
Stock based compensation for services	458,700	2,267,250
Treasury stock	487,240	—
Deferred tax assets	9,222	(164,836)
Change in operating assets and liabilities:
Accounts receivable	437,827	(269,800)
Inventories	98,696	110,573
Deposits, prepayments and other receivables	(950,510)	1,005,716
Contract assets	(305,684)	(282,691)
Contract liabilities	133,805	(203,281)
Accounts payables	238,874	425,124
Accrued liabilities and other payables	652,683	(2,047,472)
Advances to related parties	3,363	57,070
Right of use assets	245,696	279,986
Operating lease liabilities	(247,009)	(286,297)
Net cash used in operating activities	(3,226,057)	(6,886,251)

Cash flows from investing activities:
Purchase of plant, and equipment	—	(244,454)
Cash from purchase of subsidiary and business operation	—	26,933
Net cash provided by (used in) investing activities	—	(217,521)

Cash flows from financing activities:
Proceeds from private placements	200,000	—
Repurchase of common share	(487,240)	(640,525)
Proceed from the sale of treasury stock	612,859	—
Net cash provided by (used in) financing activities	325,619	(640,525)
Effect on exchange rate change on cash and cash equivalents	64,293	(338,974)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,836,145)	(8,083,271)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	3,723,982	19,003,336

CASH AND CASH EQUIVALENT AT END OF YEAR	$887,837	$10,920,065

Supplemental disclosure of cash flow information:
Cash paid for interest	$458	$652
Cash paid for income tax	$3,102	$—

Reconciliation to amounts on condensed unaudited consolidated balance sheets:
Cash and cash equivalents	$833,937	$10,839,434
Restricted cash	53,900	80,631

Total cash, cash equivalents and restricted cash	$887,837	$10,920,065

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

NOTE – 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On June 30, 2023, NextGen Retail Inc., a Nevada corporation (the “Buyer”), a wholly-owned subsidiary of the Company, entered into a Securities Purchase Agreement with Story-I Ltd., an Australian corporation (“Story-I Australia”), Story-I Pte Ltd., a Singapore corporation (“Story-I Singapore”), a wholly-owned subsidiary of Story-I Australia, and Michael Chan, to purchase 95% of the outstanding shares (the “Majority Shares”) of PT Inetindo Infocom (the “Company”), an Indonesian company and retail reseller of Apple computers and other electronics in Indonesia. The consideration for the Majority Shares to be paid to Story-I Australia and Story-I Singapore by the Buyer is AUS$2,787,173, approximately US$1.85 million based on current exchange rates. The Company formally terminated the agreement on April 12, 2024.

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

During the year of 2023, certain operations were progressively discontinued following management’s decision based on operation performance, business strategy and future prospects. This is mainly online F&B and groceries delivery operations under online ordering segment includes “Handycart” under subsidiary Dream Space Trading Co., Ltd in Vietnam, and “Pushkart” and “Mangan” under subsidiary New Retail Experience Incorporated in the Philippines. There is also discontinued operation of local mobile in telecommunication reseller under subsidiary Gorilla Mobile Pte Ltd. In view of the operation results which are insignificant to the impact of the group and continued operation involvements are in place in all these operations, therefore no separate disclosure is considered necessary in accordance to the discontinued operation standards.

NOTE – 2 GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered loss before income tax for period of $4,777,984, negative operating cash flow of $3,226,057, working capital deficit of $4,763,920 and accumulated deficits of $104,710,865 as of June 30, 2024 that raise substantial doubt about its ability to continue as a going concern. In assessing the going concern, management and the Board has considered the following:

1)	Cash and cash equivalents balance of $887,837.

2)	Continue business growth of digital marketing.

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

Global Events

The Russia-Ukraine war, Iran-Pakistan tension and the supply chain disruption have not affected any specific segment of our business.

NOTE – 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2024 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2023 audited financial statements and accompanying notes filed with the SEC.

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

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in six reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, (vi) Merchant Point of Sale (“merchant POS”).

●	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2024 and December 31, 2023, the cash and cash equivalents excluded restricted cash amounted to $833,937 and $3,628,670, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $83,152 as of June 30, 2024 and December 31, 2023, respectively. In addition, the Company has uninsured bank deposits of $647,905 and $3,262,161 with a financial institution outside the U.S as of June 30, 2024 and December 31, 2023, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of June 30, 2024 and December 31, 2023, the restricted cash amounted to $53,900 and $95,312, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both June 30, 2024 and December 31, 2023, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three and six months ended June 30, 2024 and 2023. The inventories amounted to $293,333 and $431,483 at June 30, 2024 and December 31, 2023, respectively.

●	Plant and equipment

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2024 and 2023 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three and six months ended June 30, 2024.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three and six months ended June 30, 2024, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

As a result, Thoughtful Media’s content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media’s data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 263 YouTube channels has onboarded over 85 million subscribers with an average monthly viewership of over 600 million views as at the reporting period.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $3,701 and $57,407 respectively, in the Lifestyle sector.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $24,429 and $280,924 respectively, in the Lifestyle sector.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $0 and $1,692, respectively, from software fees.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $0 and $1,887 respectively, from software fees.

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

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC Topic 606 when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfilment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC Topic 606 are present in the arrangement, revenue is recognized net of related direct costs since in these instances we act as an agent.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $0 and $54,762, respectively, from this stream.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $0 and $88,847, respectively, from this stream.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $177 and $6,369, respectively, from telecommunications.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $4,743 and $20,671, respectively, from telecommunications.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $1,528,173 and $1,510,960, respectively, from this stream.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $3,080,593 and $2,794,734, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three and six months ended June 30, 2024 and 2023.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $177,033 and $556,042, respectively, from this stream.

During the six months ended June 30, 2023 and 2023, the Company generated revenue of $441,607 and $1,042,749, respectively, from this stream.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $1,426 and $1,142, respectively, from this stream.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $6,217 and $1,142, respectively, from this stream.

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

There were contract assets balance was $530,433 and $247,368 on June 30, 2024 and December 31, 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,283,821 and $1,265,753 on June 30, 2024 and December 31, 2023, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the six months ended June 30, 2024, and 2023, software development costs were $27,337 and $29,128, respectively. For the three months ended June 30, 2024 and 2023, the software development costs were $13,833 and $15,209, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

●	Cost of sales

Cost of revenue under online ordering consist of the cost of merchandises ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

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

●	Sales and marketing expenses

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $270,833 and $229,378 for the six months ended June 30, 2024 and 2023, respectively. Advertising expense was $143,698 and $98,714 for the three months ended June 30, 2024 and 2023, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of June 30, 2024 and December 31, 2023. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three and six months ended June 30, 2024 and 2023.

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

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end SGD$:US$ exchange rate	$0.73742	$0.73826
Period average SGD$:US$ exchange rate	$0.74236	$0.74826

Translation of amounts from VND into US$ has been made at the following exchange rates for six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end VND$:US$ exchange rate	$0.000039	$0.000042
Period average VND$:US$ exchange rate	$0.000040	$0.000042

Translation of amounts from INR into US$ has been made at the following exchange rates for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end INR$:US$ exchange rate	$0.01199	$0.01219
Period average INR$:US$ exchange rate	$0.01201	$0.01217

Translation of amounts from PHP into US$ has been made at the following exchange rates for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end PHP:US$ exchange rate	$0.01709	$0.01808
Period average PHP:US$ exchange rate	$0.01757	$0.01810

Translation of amounts from THB into US$ has been made at the following exchange rates for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end THB:US$ exchange rate	$0.02719	$0.02821
Period average THB:US$ exchange rate	$0.02763	$0.02922

Translation of amounts from MYR into US$ has been made at the following exchange rates for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end MYR:US$ exchange rate	$0.21186	$0.21397
Period average MYR:US$ exchange rate	$0.21147	$0.22439

Translation of amounts from IDR into US$ has been made at the following exchange rates for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end IDR:US$ exchange rate	$0.000061	$0.000066
Period average IDR:US$ exchange rate	$0.000063	$0.000066

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

For the three and six months ended June 30, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended June 30,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(1,938,343)	$(3,315,258)
Weighted average common shares outstanding – Basic and diluted	2,656,697	1,878,102
Net loss per share – Basic and diluted	$(0.73)	$(1.77)

	Six months ended June 30,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(4,778,268)	$(8,610,185)
Weighted average common shares outstanding – Basic and diluted	2,498,998	1,842,013
Net loss per share – Basic and diluted	$(1.91)	$(4.67)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Three months ended June 30,
	2024	2023
Options to purchase common stock (a)	129,685	129,685
Warrants granted to underwriter	253,549	253,549
Warrants granted with Series C-1 Convertible Preferred Stock	71,200	71,200
Total of common stock equivalents	454,434	454,434

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $97.35 per share that will be exercisable at any time.

●	Leases

The Company adopted Topic 842, Leases (“ASC 842”) to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in plant and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

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

As of June 30, 2024 and December 31, 2023, the Company recorded the right of use asset of $972,603 and $1,407,956, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2024, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three and six months ended June 30, 2024 and 2023. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, contract liabilities, accrued liabilities and other payables, amounts due to related parties, operating lease liabilities and loan, approximate their fair values because of the short maturity of these instruments.

●	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) that is intended to improve the guidance for applying Topic 842 to arrangements between entities under common control. This ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the potential impact of ASU 2023-01 on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statements.

All other recently issued, but not yet effective, 2024 Accounting Standards Updates are not expected to have an effect on the Company.

NOTE – 4 REVENUE

Revenue was generated from the following activities:

	Six months ended June 30,
	2024	2023
At a point in time:
Sales – online ordering	$24,429	$369,771
Sales – digital marketing	1,208,859	767,663
Sales – online ticketing and reservation	441,607	1,042,749
Sales – data	4,743	20,671
Over a period of time:
Sales – digital marketing	1,871,734	2,027,071
Software subscription sales	6,217	1,887
	$3,557,589	$4,229,812

	Three months ended June 30,
	2024	2023
At a point in time:
Sales – online ordering	$3,701	$112,169
Sales – digital marketing	567,075	541,554
Sales – online ticketing and reservation	177,033	556,042
Sales – data	177	6,369
Over a period of time:
Sales – digital marketing	961,098	969,406
Software subscription sales	1,426	1,692
	$1,710,510	$2,187,232

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities:

	June 30,	December 31,
	2024	2023
Contract liabilities, brought forward	$1,265,753	$1,405,090
Add: recognized as deferred revenue	1,283,821	1,265,753
Less: recognized as revenue	(1,265,753)	(1,405,090)
Contract liabilities, carried forward	$1,283,821	$1,265,753

NOTE – 5 SEGMENT REPORTING

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

Schedule of Segment Reporting:

	Six months ended June 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	24,429	—	—	24,429
Sales – digital marketing	—	3,080,593	—	—	—	—	3,080,593
Sales – online ticketing and reservation	—	—	441,607	—	—	—	441,607
Sales – data	—	—	—	—	4,743	—	4,743
Software sales	—	—	6,217	—	—	—	6,217
Total revenue	—	3,080,593	447,824	24,429	4,743	—	3,557,589

Cost of sales:
Cost of online ordering	(502)	—	—	(26,129)	—	—	(26,631)
Cost of digital marketing	—	(2,504,163)	—	—	—	—	(2,504,163)
Cost of online platform	—	—	—	—	—	—	—
Cost of data	—	—	—	—	(50,060)	—	(50,060)
Software cost	—	—	(12,190)	(7,591)	—	—	(19,781)
Total cost of revenue	(502)	(2,504,163)	(12,190)	(33,720)	(50,060)	—	(2,600,635)

Gross income (loss)	(502)	576,430	435,634	(9,291)	(45,317)	—	956,954

Operating Expenses
Sales and marketing expenses	—	(73,866)	(97,855)	(20,268)	(17,662)	(61,182)	(270,833)
Software development costs	—	—	—	—	—	(27,337)	(27,337)
Depreciation	(10,650)	(12,157)	(43,350)	(23,369)	—	(31,951)	(121,477)
Amortization	—	—	(12,319)	—	(178,692)	(14,923)	(205,934)
General and administrative expenses	(142,428)	(868,832)	(995,037)	(236,858)	(39,834)	(3,095,239)	(5,378,228)
Total operating expenses	(153,078)	(954,855)	(1,148,561)	(280,495)	(236,188)	(3,230,632)	(6,003,809)

Loss from operations	(153,580)	(378,425)	(712,927)	(289,786)	(281,505)	(3,230,632)	(5,046,855)

Other income (expense)
JV income	—	—	—	—	—	—	—
Gain on early lease termination	—	—	—	—	—	—	—
Gain on disposal of fixed assets	206	—	—	—	—	—	206
Interest income	9	319	1,355	3	—	4,443	6,129
Interest expense	—	—	—	—	(458)	—	(458)
Waiver of loan payable	—	—	—	—	43,410	—	43,410
Written-off of fixed assets	—	—	—	—	—	(8,420)	(8,420)
Other income	3,771	1,351	1,208	3,325	227	218,122	228,004
Total other income	3,986	1,670	2,563	3,328	43,179	214,145	268,871
Loss before income taxes	(149,594)	(376,755)	(710,364)	(286,458)	(238,326)	(3,016,487)	(4,777,984)

	Six months ended June 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	88,847	—	—	280,924	—	—	369,771
Sales – digital marketing	—	2,794,734	—	—	—	—	2,794,734
Sales – online ticketing and reservation	—	—	1,042,749	—	—	—	1,042,749
Sales – data	—	—	—	—	20,671	—	20,671
Software sales	—	—	1,142	—	—	745	1,887
Total revenue	88,847	2,794,734	1,043,891	280,924	20,671	745	4,229,812

Cost of revenue:
Cost of online ordering	(99,360)	—	—	(260,375)	—	—	(359,735)
Cost of digital marketing	—	(2,270,845)	—	—	—	—	(2,270,845)
Cost of online platform	—	—	(171,544)	—	—	—	(171,544)
Cost of data	—	—	—	—	(33,354)	—	(33,354)
Software cost	—	—	(8,633)	(120,384)	—	(1,921)	(130,938)
Total cost of revenue	(99,360)	(2,270,845)	(180,177)	(380,759)	(33,354)	(1,921)	(2,966,416)

Gross income (loss)	(10,513)	523,889	863,714	(99,835)	(12,683)	(1,176)	1,263,396

Operating Expenses
Sales and marketing expenses	(1,782)	(21,177)	(148,558)	(55,422)	(52)	(2,387)	(229,378)
Software development costs	—	—	—	—	—	(29,128)	(29,128)
Depreciation	(9,227)	(6,270)	(56,691)	(19,434)	—	(43,909)	(135,531)
Amortization	—	—	—	—	—	(807,521)	(807,521)
General and administrative expenses	(189,297)	(631,917)	(1,006,550)	(429,829)	(73,201)	(6,597,089)	(8,927,883)
Total operating expenses	(200,306)	(659,364)	(1,211,799)	(504,685)	(73,253)	(7,480,034)	(10,129,441)

Loss from operations	(210,819)	(135,475)	(348,085)	(604,520)	(85,936)	(7,481,210)	(8,866,045)

Other income (expense)
JV income	6,844	—	—	—	—	—	6,844
Gain on early lease termination	—	1,064	—	—	—	—	1,064
Interest income	5	123	1,346	783	—	96,937	99,194
Interest expense	(27)	—	5	—	(630)	—	(652)
Waiver of loan payable	26,221	—	—	—	—	(11,021)	15,200
Written-off of fixed assets	(2,583)	—	—	—	—	—	(2,583)
Other income	3,274	65	1,396	1,072	12,441	30,955	49,203
Total other income (expense)	33,734	1,252	2,747	1,855	11,811	116,871	168,270
Loss before income taxes	(177,085)	(134,223)	(345,338)	(602,665)	(74,125)	(7,364,339)	(8,697,775)

	Three months ended June 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	3,701	—	—	3,701
Sales – digital marketing	—	1,528,173	—	—	—	—	1,528,173
Sales – online ticketing and reservation	—	—	177,033	—	—	—	177,033
Sales – data	—	—	—	—	177	—	177
Software sales	—	—	1,426	—	—	—	1,426
Total revenue	—	1,528,173	178,459	3,701	177	—	1,710,510

Cost of sales:
Cost of online ordering	(502)	—	—	(6,965)	—	—	(7,467)
Cost of digital marketing	—	(1,231,048)	—	—	—	—	(1,231,048)
Cost of online platform	—	—	—	—	—	—	—
Cost of data	—	—	—	—	50	—	50
Software cost	—	—	(4,137)	(3,603)	—	—	(7,740)
Total cost of revenue	(502)	(1,231,048)	(4,137)	(10,568)	50	—	(1,246,205)

Gross income (loss)	(502)	297,125	174,322	(6,867)	227	—	464,305

Operating Expenses
Sales and marketing expenses	—	(68,907)	(45,214)	(857)	(28,997)	277	(143,698)
Software development costs	—	—	—	—	—	(13,833)	(13,833)
Depreciation	(5,239)	(5,980)	(21,309)	(11,685)	—	(15,683)	(59,896)
Amortization	—	—	(6,062)	—	(88,913)	(7,425)	(102,400)
General and administrative expenses	(85,633)	(406,867)	(508,585)	(106,665)	(32,458)	(1,159,464)	(2,299,672)
Total operating expenses	(90,872)	(481,754)	(581,170)	(119,207)	(150,368)	(1,196,128)	(2,619,499)

Loss from operations	(91,374)	(184,629)	(406,848)	(126,074)	(150,141)	(1,196,128)	(2,155,194)

Other income (expense)
JV income	—	—	—	—	—	—	—
Gain on early lease termination	—	—	—	—	—	—	—
Gain on disposal of fixed assets	206	—	—	—	—	—	206
Impairment loss	—	—	—	—	75	—	75
Interest income	4	205	855	1	—	(22)	1,043
Interest expense	—	—	(68)	—	(217)	—	(285)
Waiver of loan payable	—	—	—	—	43,410	—	43,410
Written-off of fixed assets	—	—	—	—	—	41	41
Other income	1,153	1,181	199	3,331	(1)	164,971	170,834
Total other income	1,363	1,386	986	3,332	43,267	164,990	215,324
Loss before income taxes	(90,011)	(183,243)	(405,862)	(122,742)	(106,874)	(1,031,138)	(1,939,870)

	Three months ended June 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	54,762	—	—	57,407	—	—	112,169
Sales – digital marketing	—	1,510,960	—	—	—	—	1,510,960
Sales – online ticketing and reservation	—	—	556,042	—	—	—	556,042
Sales – data	—	—	—	—	6,369	—	6,369
Software sales	—	—	1,142	—	—	550	1,692
Total revenue	54,762	1,510,960	557,184	57,407	6,369	550	2,187,232

Cost of revenue:
Cost of online ordering	(66,094)	—	—	(58,395)	—	—	(124,489)
Cost of digital marketing	—	(1,306,684)	—	—	—	—	(1,306,684)
Cost of online platform	—	—	(95,067)	—	—	—	(95,067)
Cost of data	—	—	—	—	(14,708)	—	(14,708)
Software cost	—	—	(8,633)	(59,836)	—	(656)	(69,125)
Total cost of revenue	(66,094)	(1,306,684)	(103,700)	(118,231)	(14,708)	(656)	(1,610,073)

Gross income (loss)	(11,332)	204,276	453,484	(60,824)	(8,339)	(106)	577,159

Operating Expenses
Sales and marketing expenses	(73)	(13,183)	(72,630)	(10,441)	—	(2,387)	(98,714)
Software development costs	—	—	—	—	—	(15,209)	(15,209)
Depreciation	(4,659)	(5,013)	(28,351)	(11,684)	—	(21,907)	(71,614)
Amortization	—	—	—	—	—	(7,521)	(7,521)
General and administrative expenses	(86,018)	(398,436)	(473,694)	(199,497)	(29,381)	(2,612,888)	(3,799,914)
Total operating expenses	(90,750)	(416,632)	(574,675)	(221,622)	(29,381)	(2,659,912)	(3,992,972)

Loss from operations	(102,082)	(212,356)	(121,191)	(282,446)	(37,720)	(2,660,018)	(3,415,813)

Other income (expense)
JV income	3,696	—	—	—	—	—	3,696
Gain on early lease termination	—	—	—	—	—	—	—
Interest income	1	123	522	260	—	58,302	59,208
Interest expense	—	—	5	—	(305)	—	(300)
Waiver of loan payable	26,221	—	—	—	—	(11,021)	15,200
Written-off of fixed assets	(2,583)	—	—	—	—	—	(2,583)
Other income	3,235	34	462	636	(30)	28,079	32,416
Total other income (expense)	30,570	157	989	896	(335)	75,360	107,637
Loss before income taxes	(71,512)	(212,199)	(120,202)	(281,550)	(38,055)	(2,584,658)	(3,308,176)

	June 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	—	—	49,814	—	710,009	5,085,929	5,845,752
Identifiable assets	106,647	2,065,027	1,896,029	284,150	26,078	2,796,521	7,174,452

	December 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Intangible assets, net	—	—	65,791	—	911,706	5,104,231	6,081,728
Identifiable assets	167,360	2,495,897	3,188,452	361,421	46,625	4,021,691	10,281,446

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

	Six months ended June 30,
	2024	2023
Indonesia	$529,612	$532,977
Vietnam	486,571	623,376
Philippines	102,601	86,159
Singapore	84,719	451,354
United States	1,869,480	2,027,071
Thailand	484,215	506,132
Malaysia	391	2,743
	$3,557,589	$4,229,812

	Three months ended June 30,
	2024	2023
Indonesia	$257,178	$272,118
Vietnam	126,904	345,639
Philippines	51,643	54,488
Singapore	26,443	212,713
United States	963,352	969,406
Thailand	284,878	331,717
Malaysia	112	1,151
	$1,710,510	$2,187,232

NOTE – 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	June 30, 2024	December 31, 2023
	(Unaudited)
Deposits	$371,112	$772,427
Prepayments	730,559	838,721
Value added tax	120,750	118,167
Interest receivable	—	11,552
Other receivables (a)	1,733,991	466,907
	$2,956,412	$2,207,774

(a)	Including in other receivables is a security bond of $1,298,495 issued by U.S. Specialty Insurance Company to place with Supreme Court of The State of New Work on February 16, 2024, for undertaking on appeal to the Narain litigation case as disclosed in Note 20 Commitments and Contingencies.

NOTE – 7 INVENTORIES

	June 30, 2024	December 31, 2023
	(Unaudited)
Trading goods	$293,333	$431,483

Finished goods inventories were related to e-commerce business held by third party logistic and air ticket reservation. The cost of revenue incurred amounted to $26,631 and $359,735 during the six months ended June 30, 2024 and 2023, respectively. The inventories amounted to $293,333 and $431,483 as of June 30, 2024 and December 31, 2023, respectively. No allowance reserve for excess and obsolete inventories as of June 30, 2024 and December 31, 2023.

NOTE – 8 INTANGIBLE ASSETS

As of June 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	Useful life	June 30, 2024	December 31, 2023
At cost:

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development	3 years	937,502	966,535
Computer software	3 years	704,283	744,914
Software system	3 years	—	—
Intellectual technology	3 years	—	—
Identifiable intangible asset	Indefinite	5,100,654	5,100,654
Other intangible assets	3 – 5 years	—	—
		14,742,439	14,812,103
Less: accumulated depreciation		(8,896,687)	(8,730,375)
		$5,845,752	$6,081,728

On November 1, 2018, the Company entered into a software development agreement with CVO Advisors Pte Ltd (CVO) to design and build an App and Web-based platform for the total consideration of $8,000,000. CVO who is a third party vendor in the business of designing, developing, operating computer software applications including mobile and web application for social media, big data, point of sales, loyalty rewards, food delivery and technology platforms in Asia. The CVO developer performed and accepted technical work, of software development phase, which was materially completed by December 23, 2018. The Company obtained a third party license (Wallet Factory International Ltd) for their technology build up by CVO.

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

Also, the owner of CVO entered into a call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 20). As a result of this option exercise, there were no accounting effect on the Company’s financial statement during the three and six months ended June 30, 2024 and 2023.

Amortization of these intangible assets was $0 and $800,000 for the three months ended June 30, 2024 and 2023, respectively.

Amortization of these intangible assets was $0 and $800,000 for the six months ended June 30, 2024 and 2023, respectively.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $937,502 (2023: $966,535) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process.

Computer software includes business and operating software and license acquired from third parties.

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

NOTE – 9 PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	June 30, 2024	December 31, 2023
At cost:
Computer	$506,363	$526,495
Office equipment	53,200	56,098
Furniture and fixtures	10,004	10,531
Renovation	570,183	614,143
	1,139,750	1,207,267
Less: accumulated depreciation	(610,930)	(520,609)
	528,820	686,658

Depreciation expense for the three months ended June 30, 2024 and 2023 were $59,896 and $71,614, respectively.

Depreciation expense for the six months ended June 30, 2024 and 2023 were $121,477 and $135,531, respectively.

NOTE – 10 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	June 30, 2024	December 31, 2023
Amounts due to related parties (a)	$13,263	$9,900

(a)	The amounts represented temporary advances to the Company related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments.

NOTE – 11 ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER PAYABLES

Accounts payable consisted of the following:

	June 30, 2024	December 31, 2023

Accounts payables	$1,774,937	$1,690,651
Accrued liabilities and other payables (a)	6,772,617	6,866,169
Total payables	$8,547,554	$8,556,820

(a)	Accrued liabilities and other payables consisted of the following:

	June 30, 2024	December 31, 2023

Accrued payroll	$135,996	$137,096
Accrued VAT expenses	115,566	40,855
Accrued taxes	1,719,993	1,990,994
Accrued litigation expense (b)	1,298,495	1,298,495
Customer deposit	413,726	402,339
Customer refund	991,297	922,784
Other payables	588,669	897,566
Other accrual (c)	1,508,875	1,176,040
Total accrued liabilities and other payables	$6,772,617	$6,866,169

(b)	The accrued litigation expense has been covered by a secured bond paid and issued during the financial period ended June 30, 2024.

(c)	The June 30, 2024 and December 31, 2023 balance includes accrued consultation fees and other operation costs.

NOTE – 12 LEASES

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of June 30, 2024 and December 31, 2023.

The Company used a weighted average incremental borrowing rate of 5.68% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.64 years.

During the three and six months ended June 30, 2024, no new lease arrangements was entered, and accounted as per ASC Topic 842.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Six months ended June 30,
	2024	2023

Operating lease expense (per ASC 842)	$245,696	$278,183
Short-term lease expense (other than ASC 842)	38,947	50,908
Total lease expense	$284,643	$329,091

As of June 30, 2024, right-of-use assets were $972,603 and lease liabilities were $974,560.

As of December 31, 2023, right-of-use assets were $1,407,956 and lease liabilities were $1,411,226.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of June 30, 2024

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending June 30:

Years ended June 30,	Operating lease amount
2025	$459,052
2026	301,841
2027	223,359
2028	63,164
Total	1,047,416
Less: interest	(72,856)
Present value of lease liabilities	$974,560
Less: non-current portion	(556,499)
Present value of lease liabilities – current liability	$418,061

NOTE – 13 LOAN

	June 30, 2024	December 31, 2023

Loan – A (i)	17,053	21,313
	$17,053	$21,313

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the three months ended June 30, 2024 and 2023, the Company recognized the interest expense of $217 and $300 respectively. For the six months ended June 30, 2024 and 2023, the Company recognized the interest expense of $458 and $632, respectively.

NOTE – 14 SHAREHOLDERS’ DEFICIT

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

Common stock outstanding

As of June 30, 2024 and December 31, 2023, the Company had a total of 2,970,696 and 2,217,491 shares of its common stock issued and outstanding, respectively.

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

During the six months ended June 30, 2024 and 2023, the Company issued 133,333 and 13,072 shares of common stock to consultants in exchange for consulting services value at $330,000 and $546,508, respectively.

During the three months ended June 30, 2024 and 2023, the Company did not issue any shares of common stock to consultants in exchange for consulting services.

During the six months ended June 30, 2024 and 2023, the Company issued 57,761 and 29,325 shares of common stock to six of its employees as compensation valued at $128,700 and $200,000, respectively.

During the three and six months ended June 30, 2024 and 2023, the Company issued 300,000 and 0 shares of common stock for private placement valued at $200,000 and $0, respectively.

During the three and six months ended June 30, 2024 and 2023, the Company issued 24,631 and 0 shares of common stock for settlement of acquisition of subsidiary valued at $75,002 and $0, respectively.

During the six months ended June 30, 2024 and 2023, the Company issued 0 and 52,229 shares of common stock for staff exercised options, at $23.70 per share, total amounting to $0 and $1,226,793, respectively.

During the three months ended June 30, 2024 and 2023, the Company did not issue any shares of common stock for staff exercised options.

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

In December 2020, a total of 56 warrants were exercised in exchange for 56 Series C-1 preferred stocks. (refer note 17 for details).

In December 2020, a total of 838 warrants were exercised in exchange for 838 Series C-1 preferred stocks. (refer note 17 for details).

Below is a summary of the Company’s issued and outstanding warrants as of June 30, 2024 and December 31, 2023:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020 (a)	137	$6,300.00	0.60
Issued (b)	142	$6,300.00	0.50
Issued (a)	9,630	$148.50	5.00
Exercised	(21)	$6,300.00	—
Expired	—	—	—
Outstanding as of December 31, 2021	9,888	$308.55	4.88
Issued (c)	248,586	$49.20	4.11
Exercised	(5,307)	$49.20	0.50
Expired	(238)	$6,300.00	—
Outstanding as of December 31, 2022	252,929	$53.55	4.03
Outstanding as of December 31, 2023	252,929	$53.55	3.02
Outstanding as of June 30, 2024	252,929	$53.55	2.77

There is no intrinsic value for the warrants as of June 30, 2024 and December 31, 2023.

(a)	Common stock will be issued upon exercise of the 9,630 warrants having intrinsic value of $0 and $73,667 as of December 31, 2022 and 2021, respectively.

(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 77,200 shares of common stock with the intrinsic value of $0 and $10,433,580 as of December 31, 2022 and 2021, respectively.

(c)	Common stock will be issued upon warrants exercise of the 243,299 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. No additional warrants modification expense were recorded as of June 30, 2024 and December 31, 2023, respectively.

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

Ex-director’s Stock option

On December 8, 2021, the Board of Directors approved a grant to Dennis Nguyen of a 10-year stock option to purchase 129,685 shares of common stock at an exercise price of $97.35 per share that are vested and are exercisable at any time.

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2022	—	—	—
Granted	129,684	$97.35	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2023	129,684	$97.35	10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of June 30, 2024	129,684	$97.35	9.25

The total fair value of options vested during the six months ended June 30, 2024 and 2023 was $0.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2024 and 2023:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Ex-director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2022	21,732	$114.75	0.92 years
Issued	—	—	—
Vested	(21,732)	114.75	—
Cancelled	—	—	—
Unvested as of December 31, 2023	—	$—	—
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Unvested as of June 30, 2024	—	$—	—

The Company issued 54,330 shares of its common stock on September 1, 2021 (“start date”) of which 43,464 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 10,866 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the six months ended June 30, 2024 and 2023, the Company recognized the amortization of stock compensation expense of $0 and $496,125, respectively.  For the three months ended June 30, 2024 and 2023, the Company recognized the amortization of stock compensation expense of $0 and $149,625, respectively.

Subscription receivable

The Company has entered into a structured financing agreement (the “Agreement”), dated October 5, 2023, with Strattners FZCO (“Strattners”), relating to shares of our common stock offered by the prospectus supplement and the accompanying prospectus. The Company may sell to shares of common stock an aggregate offering price of up to $585,989, plus 500,000 commitment shares.

As of June 30, 2024, the subscription receivable represents the unpaid capital contribution of $283,000 by the stockholders.

NOTE – 15 PREFERRED STOCKS AND WARRANTS

As of June 30, 2024 and December 31, 2023, the Company’s preferred stocks have been designated as follow:

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the three and six months ended June 30, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of June 30, 2024 and December 31, 2023, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued during the three and six months ended June 30, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of June 30, 2024 and December 31, 2023, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

No Series B-1 Preferred Stocks issued during the three and six months ended June 30, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company’s common stock valued at $466,720, equal to approximately $9.72 per share.

As of June 30, 2024 and December 31, 2023, no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the three and six months ended June 30, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of June 30, 2024 and December 31, 2023, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Shares

No Series C-1 Preferred Stocks were issued during the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024 and December 31, 2023, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

Series X Super Voting Preferred Shares

No Series X Preferred Stocks were issued during the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024 and December 31, 2023, there were 3,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE – 16 TREASURY STOCK

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. The following table presents information with respect to repurchases of common stock during the six months ended and June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023

Aggregate common stock repurchased	—	611,605
Weighted average price paid per share	$—	$1.0473
Total amount paid	$—	$640,525

As of June 30, 2024 and December 31, 2023, we had up to $1,813,218 and $1,214,475 of the share repurchase program available, respectively. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE – 17 INCOME TAXES

For the six months ended June 30, 2024 and 2023, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Six months ended June 30,
	2024	2023
Tax jurisdiction from:
- Local	$1,509,560	$5,647,001
- Foreign	3,268,424	3,050,774
Loss before income taxes	$4,777,984	$8,697,775

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2024	2023
Current:
- United States	$3,102	$—
- Singapore	—	—
- Vietnam	578	—
- India	1,314	1,265
- Philippine	—	—
- Indonesia	—	403
- Thailand	—	—
- Malaysia	—	—

Deferred:
- United States	—	—
- Singapore	—	—
- Vietnam	—	—
- India	—	—
- Philippine	—	—
- Thailand	—	—
- Malaysia	—	—
Income tax expense	$4,994	$1,668

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operating in various countries are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is registered in the Nevada and is subject to the tax laws of United States.

As of June 30, 2024, the operation in the United States incurred $34,951,797 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $7,339,877 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of June 30, 2024, the operation in the Singapore incurred $12,075,722 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $2,052,873 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of June 30, 2024, the operation in the Vietnam incurred $5,389,824 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,077,965 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of June 30, 2024, the operation in the India incurred $5,223 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $1,314.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of June 30, 2024, the Company’s subsidiary operations in Indonesia incurred $923,167 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $203,097 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company’s subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of June 30, 2024, the Company’s subsidiary operations in Philippines incurred $1,182,627 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $295,657 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company’s subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of June 30, 2024, the Company’s subsidiary operations in Thailand incurred $521,696 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $104,339 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of June 30, 2024, the operation in the Malaysia incurred $21,980 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $5,275.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of June 30, 2024 and December 31, 2023 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	June 30, 2024	December 31, 2023
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	7,339,877	7,119,197
- Singapore	2,052,873	1,714,014
- Vietnam	1,077,965	976,328
- India	—	—
- Philippines	295,657	245,617
- Indonesia	203,097	63,013
- Thailand	104,339	118,848
- Malaysia	—	—
	17,088,943	16,252,152
Less: valuation allowance	(16,948,307)	(16,102,294)
Deferred tax assets, net	$140,636	$149,858

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of June 30, 2024 and December 31, 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the three and six months ended June 30, 2024 and 2023, there were no penalties or interest recorded in income tax expense.

NOTE – 17 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the six months ended June 30, 2024 and 2023, $127,386 and $205,973 contributions were made accordingly. During the three months ended June 30, 2024 and 2023, $46,997 and $113,767 contributions were made accordingly.

NOTE – 18 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid to the director and key management personnel, the total salaries of $187,500 and $242,500 during the three months ended June 30, 2024 and 2023, respectively.

The Company paid to the director and key management personnel, the total salaries of $375,000 and $485,000 during the six months ended June 30, 2024 and 2023, respectively.

The Company issued 0 and 19,559 shares of Common stock, at the price of $0 and $149,625 for the stock based compensation to a key management personnel during the three months ended June 30, 2024 and 2023, respectively.

The Company issued 0 and 235,667 shares of Common stock, at the price of $0 and $496,125 for the stock based compensation to a key management personnel during the six months ended June 30, 2024 and 2023, respectively.

The Company subsidiary paid their one officer, total professional fee of $2,039 and $2,531 during the three months ended June 30, 2024 and 2023, respectively.

The Company subsidiary paid their one officer, total professional fee of $4,682 and $5,521 during the six months ended June 30, 2024 and 2023, respectively.

The Company paid and accrued to its shareholders, total professional fee of $125,000 and $200,000 during the six months ended June 30, 2024 and 2023, respectively.  Including in the above the Company issued 0 shares of $0 and 196,078 shares of $200,000 during the six months ended June 30, 2024 and 2023, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated unaudited condensed financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 19 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended June 30, 2024 and 2023, respectively, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

For the Three Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts	Percentage of Accounts
Customer	Revenue	revenues	receivable	receivable
Customer A	$963,208	56.31%	$271,317	34.96%

For the Six Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts	Percentage of Accounts
Customer	Revenue	revenues	receivable	receivable
Customer A	$1,869,336	52.55%	$271,317	34.96%

For the Three Months Ended
	June 30, 2023		June 30, 2023
		Percentage of	Accounts	Percentage of Accounts
Customer	Revenue	revenues	receivable	receivable
Customer A	$1,074,406	49.12%	$352,072	28.30%

For the Six Months Ended
	June 30, 2023		June 30, 2023
		Percentage of	Accounts	Percentage of Accounts
Customer	Revenue	revenues	receivable	receivable
Customer A	$2,027,071	47.92%	$352,072	28.30%

(b) Major vendors

For the three and six months ended June 30, 2024, the vendors who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balance as at period-end date, are presented as follows:

For the Three Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts	Percentage of Accounts
Vendor	Purchases	purchase	Payable	payable
Vendor A	$293,086	23.52%	$108,733	6.13%

For the Six Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts	Percentage of Accounts
Vendor	Purchases	purchase	Payable	payable
Vendor A	$521,200	20.04%	$108,733	6.13%

For the three and six months ended June 30, 2023, there is no vendor accounts for 10% or more of the Company’s cost of revenue as at period-end dates.

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

NOTE – 20 COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company had no material commitments or contingencies.

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

In one of those actions, brought by Rahul Narain, a former employee claims entitlement to compensation and a bonus totaling $566,000 and 130-195 shares of Company common stock, together with costs. For the 130 shares he contends were not delivered, he alleges damages of approximately $750,000. The Company responded to the complaint and also asserted counterclaims in the proceeding for $1,500,000 to $4,000,000 plus punitive damages, together with interest and costs, arising from, inter alia, the former employee’s breach of contract, unfair competition, misappropriation of trade secrets and breach of fiduciary duty. The former employee has responded to the Company’s counterclaims and discovery has been conducted. The discovery phase is now over. The Company filed a motion for partial summary judgment to dismiss Rahul Narain’s claims for damages associated with the 130-195 shares of the Company’s common stock. Rahul Narain has filed a motion for partial summary judgment on his claims for compensation and for damages he alleges associated with his contention that the Company did not deliver the shares of common stock under a warrant. In that motion he seeks the monetary value of that stock, which he contends is $749,190 plus interest, and also seeks partial summary judgment for his claim seeking $566,000 in compensation, specifically to the motion, he seeks $60,000. His motion also seeks to dismiss the Company’s counterclaims. Rahul Narain has also filed a motion in limine to preclude the Company’s expert witness as to damages for some of the Company’s counterclaims. The Court denied the Company’s motion for summary judgment and granted Mr. Narain’s motion for summary judgment on his claims on the warrant and for a portion of his salary, giving him a recovery of $749,190 plus interest as of September 4, 2019 and for his salary of $10,000 per month for the months of September, October, and November of 2023 plus interest, and denied the remainder of his motion, including those portions seeking to dismiss the Company’s counterclaims and to preclude the Company’s expert witness. The Company has filed a Notice of Appeal of this decision and has also filed a motion to reargue the decision. Following the grant of partial summary judgment, a judgment was entered in the office of the Clerk of the Supreme Court in the amount of $1,082,078.91. Subsequently, Mr. Narain served a restraining notice on the Company and has made a motion to appoint a receiver to sell Thoughtful Media Group Inc. and NusaTrip Inc. and disburse proceeds to Mr. Narain sufficient to satisfy the judgment, granting the receiver the right to retain counsel and bankers and to pay them from the proceeds of such sale, or in the alternative, directing the Company to pay Mr. Narain from the sale of any of its assets to satisfy the judgment and enjoining the company from diverting those funds to anyone else until the judgment is satisfied. The Company bonded the judgment and therefore the Court denied the motion without prejudice. In that same Order, the Court denied the Company’s motion to reargue Mr. Narain’s motion for partial summary judgment. Finally, the parties recently attempted to mediate their claims before the Appellate Division, First Department, however such efforts did not result in a settlement. Most recently, Mr. Narain perfected his Appeal of the Court’s denial of his motion for summary judgment to dismiss the Company’s counterclaims against him. The Company will file an opposition to that Appeal, in which it will argue its own Appeal to reverse the grant of Mr. Narain’s motion summary judgment on his claim and to reverse the Judgment. The Company intends to continue to defend Mr. Narain’s claims vigorously.

In the other employment action, brought by Thomas O’Connor, a former employee, and CVO Advisors Pte. Ltd., involves claims of entitlement to salary payments and expense reimbursement in the amount of $122,042.60, plus liquidated damages, together with costs. This former employee also made claims based on a failure to deliver between 1,721 and 2,536 shares of the Company’s common stock. For the 1,721 shares of stock which he contends were not delivered, he alleges damages of $9,918,000. In addition, this action also includes claims by a plaintiff-entity alleging entitlement to $8 million in shares of the Company’s Series A Preferred stock. The Company responded to the complaint and also asserted counterclaims against the former employee in the proceeding for $1,500,000 to $2,000,000 plus punitive damages, together with costs, arising from, inter alia, the former employee’s breach of contract, breach of fiduciary duty, tortious interference and fraud. The former employee has responded to the Company’s counterclaims and this action is still in the discovery phase of litigation. Thomas O’Connor has filed a motion to strike the Company’s answer and counterclaims or in the alternative precluding Society Pass from offering evidence or for a Conditional Order for production. Thomas O’Connor has also filed a motion for partial summary judgment on his cause of action regarding the 1,721 shares of stock that were allegedly not delivered and is seeking the cash value of those shares. The Court granted that motion in part, deciding that Mr. O’Connor validly exercised 1,148 shares under the subject warrant. The Court denied that portion of the motion as it relates to the value of those shares. Mr. O’Connor has not retained an expert to testify as to their value. The Company has retained an expert who has determined the value of the shares to be significantly less than alleged and issued a report of his opinions. CVO has filed a motion for summary judgment on its claim for the $8,000,000 worth of Series A Preferred Stock, seeking the alleged cash value of those shares. The Company has opposed that motion, and the motion was denied. In addition, the Company has appealed the grant of the motion on liability and Mr. O’Connor has appealed the denial of the motion on the damages portion. The Company filed a Notice of Appeal with respect to same. In addition, Mr. O’Connor had filed a motion to restrain and enjoin the company from transferring or otherwise disposing any of its assets, including but not limited to extraordinary cash or equity/option payouts to its directors and officers and from transferring or otherwise disposing any of its operating assets, including but not limited to Thoughtful Media Group Inc., NusaTrip Inc., and any other of the Company’s majority owned corporate subsidiaries. The motion was denied, but granted in part to the extent that the Company must promptly inform Mr. O’Connor of any agreement(s) to sell its subsidiaries. The Court also scheduled a valuation hearing for the shares granted in Mr. O’Connor’s motion for summary judgment which will take place on August 29 and September 16 of 2024. Mr. O’Connor has made a motion in limine to preclude the Company’s expert from testifying at such valuation hearing, which has been denied.

The third case was brought by the Company against former employees Mr. Narain and Mr. O’Connor, in addition to two companies they started, operating under the name Growth Hero. The Company commenced this action on May 18, 2023. The Company alleges, inter alia, that Narain, O’Connor, and Growth Hero misappropriated the Company’s intellectual property and alleges other related torts pertaining to the business conducted by Growth Hero. The Company brought claims sounding in breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, breach of fiduciary duties, violation of the Stored Communication Act, and for a permanent injunction. The Company seeks damages in an amount to be determined at trial. The Company has filed a motion to extend the time to service of process on Mr. O’Connor and the corporate entities and for leave to serve them via email, and has also initiated a Hague Convention application for international service upon them. The motion was granted to the extent that the Company’s time to serve Mr. O’Connor has been extended, without prejudice to renew. Rahul Narain has been served with process and has made a motion to dismiss the claims against him. The Company has submitted an opposition to this motion. The motion was granted due to the Court’s opinion that the claims set forth against Mr. Narain in this case were the same as the counterclaims asserted against Mr. Narain in his lawsuit against the Company. The Company filed a Notice of Appeal of that decision and is weighing whether to pursue that Appeal.

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

NOTE – 21 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through August 19, 2024, the Company issued the unaudited condensed consolidated financial statements.

On July 12, 2024, Thoughtful Media Group Incorporated issued an additional 8,000,000 shares of Common Stock to Society Pass at a price of $0.0001 per share.

On July 17, 2024, Thoughtful Media Group Incorporated entered into securities purchase agreements for the private placement of $5,000,000 principal amount of Convertible Notes. The Convertible Notes mature six months after their issuance, on which date the full principal amount and interest thereon will be due and payable in full. If the holders do not convert the Convertible Notes into Common Stock before the consummation of the IPO, the Convertible Notes will automatically convert into an aggregate of 2,777,780 shares of Common Stock upon the completion of the IPO.

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 15, 2024, Quarterly Report on Form 10-Q for the three months ended March 31, 2024, as filed with the SEC on May 15, 2024, and other reports that we file with the SEC from time to time.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue, net	$1,710,510	$2,187,232	$3,557,589	$4,229,812
Cost of revenue	(1,246,205)	(1,610,073)	(2,600,635)	(2,966,416)
Gross income (loss)	464,305	577,159	956,954	1,263,396
Less operating expenses:
Sales and marketing expenses	(143,698)	(98,714)	(270,833)	(229,378)
Software development costs	(13,833)	(15,209)	(27,337)	(29,128)
General and administrative expenses	(2,461,968)	(3,879,049)	(5,707,639)	(9,870,935)
Total operating expenses	(2,619,499)	(3,992,972)	(6,003,809)	(10,129,441)
Loss from operations	(2,155,194)	(3,415,813)	(5,046,855)	(8,866,045)

Other income (expense):
Interest income	1,043	59,208	6,129	99,194
Interest expense	(285)	(300)	(458)	(652)
Loss on disposal of investment	75	—	—	—
Loss on disposal of plant and equipment	206	—	206	—
Gain on early lease termination	—	—	—	1,064
JV income	—	3,696	—	6,844
Waiver of loan payable	43,410	15,200	43,410	15,200
Written-off of plant and equipment	41	(2,583)	(8,420)	(2,583)
Other income	170,834	32,416	228,004	49,203
Total other income	215,324	107,637	268,871	168,270
Loss before income taxes	(1,939,870)	(3,308,176)	(4,777,984)	(8,697,775)
Income taxes	(3,884)	(1,054)	(4,994)	(1,668)
NET LOSS	$(1,943,754)	$(3,309,230)	$(4,782,978)	$(8,699,443)

Revenue. We generated revenues of $1,710,510 and $2,187,232 during the three months ended June 30, 2024 and 2023, respectively. We generated revenues of $3,557,589 and $4,229,812 during the six months ended June 30, 2024 and 2023, respectively. The decrease in revenue for the three and six months periods was mainly due to the decrease in the sales from our travel vertical due to interruption of platform system upgrade with server reallocation and e-commerce online platform due to the pressure from higher competition.

For the three and six months ended June 30, 2024 and 2023, respectively, the customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balance at period-end dates, is presented as follows:

For the Three Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts	Percentage of Accounts
Customer	Revenue	revenues	receivable	receivable
Customer A	$963,208	56.31%	$271,317	34.96%

For the Six Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts	Percentage of Accounts
Customer	Revenue	revenues	receivable	receivable
Customer A	$1,869,336	52.55%	$271,317	34.96%

For the Three Months Ended
	June 30, 2023		June 30, 2023
		Percentage of	Accounts	Percentage of Accounts
Customer	Revenue	revenues	receivable	receivable
Customer A	$1,074,406	49.12%	$352,072	28.30%

For the Six Months Ended
	June 30, 2023		June 30, 2023
		Percentage of	Accounts	Percentage of Accounts
Customer	Revenue	revenues	receivable	receivable
Customer A	$2,027,071	47.92%	$352,072	28.30%

The customers are in United States.

Cost of Revenue. Cost of revenue was $1,246,205 and $1,610,073 for three months ended June 30, 2024, and 2023, respectively. During the period of six months ended June 30, 2024 and 2023, the incurred cost of revenue was $2,600,635 and $2,966,416, respectively. Our cost of revenue remained consistent due to offsetting of cost increased in line with revenue from digital marketing.

Major vendor

For the three and six months ended June 30, 2024, the vendor who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balance as at period-end date, is presented as follows:

For the Three Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts	Percentage of Accounts
Vendor	Purchases	purchase	Payable	payable
Vendor A	$293,086	23.52%	$108,733	6.13%

For the Six Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts	Percentage of Accounts
Vendor	Purchases	purchase	Payable	payable
Vendor A	$521,200	20.04%	$108,733	6.13%

For the three and six months ended June 30, 2023, there is no vendor accounts for 10% or more of the Company’s cost of revenue as at period-end dates.

Gross Income We recorded a gross income of $464,305 and $577,159 for the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, we recorded a gross income of $956,954 and $1,263,396, respectively. The gross income is due to increased gross income from revenue from digital marketing and online ticketing and reservation business. Gross income margin was 27% and of 26% for the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, our gross income margin was 27% and 30% respectively. Drop in gross margin for the three and six months period ended June 30, 2024 was due to lower profit margin arising from digital marketing business.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $143,698 and $98,714 for the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, we incurred S&M expenses of $270,833 and $229,378, respectively. The increase in S&M expense in 2024 was primarily attributable to the wider marketing strategy development.

Software Development Cost (“SDC”). We incurred SDC expenses of $13,833 and $15,209 for three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, we incurred SDC expenses of $27,337 and $29,128, respectively. The decrease in SDC in 2024 was primarily attributable to the minimum cost for maintaining our technology development team.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $2,461,968 and $3,879,049 for the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, we incurred G&A expenses of $5,707,639 and $9,870,935, respectively. The G&A is primarily consisting of the professional costs associated with costs related to business development, the Company’s ongoing expenses for its listing on the Nasdaq Stock Exchange, staff cost and stock based compensation for services, and D&O insurance cost. The significant decrease is primarily due to effectiveness of cost control plan.

Income Tax Expense. Our income tax expense for the three months ended June 30,2024 and 2023 was $3,884 and $1,054, respectively, and for six months ended June 30, 2024 and 2023 was $4,994 and $1,668, respectively.

Net Loss. As a result of the items noted above, for the three months ended June 30, 2024, we incurred a net loss of $1,943,754 as compared to the same period ended June 30, 2023 of $3,309,230. During the six months ended June 30, 2023 the Company incurred a loss of $4,782,978, as compared to $8,699,443 for the same period ended June 30, 2023. The decrease in net loss was primarily attributable to the decrease in G&A expenses. The net loss for the six months ended June 30, 2024 includes non-cash items including non-cash stock-based compensation for services of $458,700 and depreciation and amortization of $327,411.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents and restricted cash of $833,937 and $53,900, respectively, accounts receivable of $776,181, deposits, prepayments and other receivables of $2,956,412, inventories of $293,333, contract assets of $530,433 and deferred tax assets of $140,636.

For the six months ended June 30, 2024, the Company’s stockholders’ equity was $2,114,953 which decreased as a result of an increase in accumulated deficit partially offset by additional paid-in-capital. For the six months ended June 30, 2024, the Company incurred net loss of $4,782,978 and net cash used in operating activities of $3,226,057. Net cash provided by financing activities was $325,619.

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

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(3,226,057)	$(6,886,251)
Net cash used in investing activities	—	(217,521)
Net cash provided by (used in) financing activities	325,619	(640,525)
Effect on exchange rate change	64,293	(338,974)
Net change in cash and cash equivalents	(2,836,145)	(8,083,271)
Cash and cash equivalent and restricted cash at beginning of period	3,723,982	19,003,336
Cash and cash equivalent and restricted cash at end of period	$887,837	$10,920,065

Net Cash Used in Operating Activities.

For the six months ended June 30, 2024, net cash used in operating activities was $3,226,057, which consisted primarily of a net loss of $4,782,978, gain on disposal of plant and equipment of $206, waiver of loan payable of $43,410, deposits, prepayments and other receivables of $950,510, contract assets of $305,684, and operating lease liabilities of $247,009, partially offset by depreciation and amortization of $327,411, written-off of plant and equipment of $8,420, non-cash stock-based compensation for services of $458,700, stock issued for share buy-back of $487,240, deferred tax assets of $9,222, account receivables of $437,827, accounts payable of $238,874, accrued liabilities and other payables of $652,683, deferred revenue of $133,805, inventories of $98,696, advances to related parties of $3,363 and right of use assets of $245,696.

For the six months ended June 30, 2023, net cash used in operating activities was $6,886,251, which consisted primarily of a net loss of $8,699,443, gain from early lease termination of $1,064, waiver of loan payable of $15,200, deferred tax assets of $164,836, accounts receivable of $269,800, contract assets of $282,691, accrued liabilities and other payables of $2,047,472, operating lease liabilities of $286,297, partially offset by depreciation and amortization of $935,531, written-off of fixed assets of $2,583, non-cash stock-based compensation for services of $2,267,250, inventories of 110,573, deposits, prepayments and other receivables of $1,005,716, accounts payable of $425,124, advances to relayed parties of $57,070 and right of use assets of $279,986.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2024, there was no cash movement.

For the six months ended June 30, 2023, there was a net cash outflow of $217,521, which consist of $244,454 used in purchase of plant and equipment and partially offset by $26,933 of cash generated from purchase of subsidiary and business acquisition.

Net Cash Provided by (Used in) Financing Activities.

For the six months ended June 30, 2024, net cash provided by financing activities was $325,619 from resale of share buy-back of $612,859, private funding of $200,000, partially offset by repurchase of common stock of $487,240.

For the six months ended June 30, 2023, net cash used in financing activities was $640,525 mainly for repurchase of common stock.

Critical Accounting Policies and Estimate

●	Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ equity and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2024 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2023 audited financial statements and accompanying notes filed with the SEC.

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

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in six reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, (vi) Merchant Point of Sale (“merchant POS”).

●	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2024 and December 31, 2023, the cash and cash equivalents excluded restricted cash amounted to $833,937 and $3,628,670, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $83,152 as of June 30, 2024 and December 31, 2023, respectively. In addition, the Company has uninsured bank deposits of $647,905 and $3,262,161 with a financial institution outside the U.S as of June 30, 2024 and December 31, 2023, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of June 30, 2024 and December 31, 2023, the restricted cash amounted to $53,900 and $95,312, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both June 30, 2024 and December 31, 2023, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three and six months ended June 30, 2024 and 2023. The inventories amounted to $293,333 and $431,483 at June 30, 2024 and December 31, 2023, respectively.

●	Plant and equipment

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2024 and 2023 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three and six months ended June 30, 2024.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three and six months ended June 30, 2024, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

As a result, Thoughtful Media’s content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media’s data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 263 YouTube channels has onboarded over 85 million subscribers with an average monthly viewership of over 600 million views as at the reporting period.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $3,701 and $57,407 respectively, in the Lifestyle sector.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $24,429 and $280,924 respectively, in the Lifestyle sector.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $0 and $1,692, respectively, from software fees.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $0 and $1,887 respectively, from software fees.

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

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC Topic 606 when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfilment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC Topic 606 are present in the arrangement, revenue is recognized net of related direct costs since in these instances we act as an agent.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $0 and $54,762, respectively, from this stream.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $0 and $88,847, respectively, from this stream.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $177 and $6,369, respectively, from telecommunications.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $4,743 and $20,671, respectively, from telecommunications.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $1,528,173 and $1,510,960, respectively, from this stream.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $3,080,593 and $2,794,734, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three and six months ended June 30, 2024 and 2023.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $177,033 and $556,042, respectively, from this stream.

During the six months ended June 30, 2023 and 2023, the Company generated revenue of $441,607 and $1,042,749, respectively, from this stream.

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

During the three months ended June 30, 2024 and 2023, the Company generated revenue of $1,426 and $1,142, respectively, from this stream.

During the six months ended June 30, 2024 and 2023, the Company generated revenue of $6,217 and $1,142, respectively, from this stream.

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

There were contract assets balance was $530,433 and $247,368 on June 30, 2024 and December 31, 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,283,821 and $1,265,753 on June 30, 2024 and December 31, 2023, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the six months ended June 30, 2024, and 2023, software development costs were $27,337 and $29,128, respectively. For the three months ended June 30, 2024 and 2023, the software development costs were $13,833 and $15,209, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

●	Cost of sales

Cost of revenue under online ordering consist of the cost of merchandises ordered by the consumers and the related shipping and handling costs, which are directly attributable to the sales of online ordering.

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

●	Sales and marketing expenses

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $270,833 and $229,378 for the six months ended June 30, 2024 and 2023, respectively. Advertising expense was $143,698 and $98,714 for the three months ended June 30, 2024 and 2023, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of June 30, 2024 and December 31, 2023. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three and six months ended June 30, 2024 and 2023.

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

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end SGD$:US$ exchange rate	$0.73742	$0.73826
Period average SGD$:US$ exchange rate	$0.74236	$0.74826

Translation of amounts from VND into US$ has been made at the following exchange rates for six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end VND$:US$ exchange rate	$0.000039	$0.000042
Period average VND$:US$ exchange rate	$0.000040	$0.000042

Translation of amounts from INR into US$ has been made at the following exchange rates for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end INR$:US$ exchange rate	$0.01199	$0.01219
Period average INR$:US$ exchange rate	$0.01201	$0.01217

Translation of amounts from PHP into US$ has been made at the following exchange rates for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end PHP:US$ exchange rate	$0.01709	$0.01808
Period average PHP:US$ exchange rate	$0.01757	$0.01810

Translation of amounts from THB into US$ has been made at the following exchange rates for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end THB:US$ exchange rate	$0.02719	$0.02821
Period average THB:US$ exchange rate	$0.02763	$0.02922

Translation of amounts from MYR into US$ has been made at the following exchange rates for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end MYR:US$ exchange rate	$0.21186	$0.21397
Period average MYR:US$ exchange rate	$0.21147	$0.22439

Translation of amounts from IDR into US$ has been made at the following exchange rates for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end IDR:US$ exchange rate	$0.000061	$0.000066
Period average IDR:US$ exchange rate	$0.000063	$0.000066

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

For the three and six months ended June 30, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended June 30,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(1,938,343)	$(3,315,258)
Weighted average common shares outstanding – Basic and diluted	2,656,697	1,878,102
Net loss per share – Basic and diluted	$(0.73)	$(1.77)

	Six months ended June 30,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(4,778,268)	$(8,610,185)
Weighted average common shares outstanding – Basic and diluted	2,498,998	1,842,013
Net loss per share – Basic and diluted	$(1.91)	$(4.67)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Three months ended June 30,
	2024	2023
Options to purchase common stock (a)	129,685	129,685
Warrants granted to underwriter	253,549	253,549
Warrants granted with Series C-1 Convertible Preferred Stock	71,200	71,200
Total of common stock equivalents	454,434	454,434

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $97.35 per share that will be exercisable at any time.

●	Leases

The Company adopted Topic 842, Leases (“ASC 842”) to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in plant and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

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

As of June 30, 2024 and December 31, 2023, the Company recorded the right of use asset of $972,603 and $1,407,956, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2024, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three and six months ended June 30, 2024 and 2023. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, contract liabilities, accrued liabilities and other payables, amounts due to related parties, operating lease liabilities and loan, approximate their fair values because of the short maturity of these instruments.

●	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) that is intended to improve the guidance for applying Topic 842 to arrangements between entities under common control. This ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the potential impact of ASU 2023-01 on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

SOCIETY PASS INCORPORATED

Date: August 19, 2024	/s/ Raynauld Liang
Raynauld Liang
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	/s/ Yee Siong Tan
Yee Siong Tan
Chief Financial Officer
(Principal Financial Officer)