Form 10-Q
period 2024-09-30
SOCIETY PASS INCORPORATED.
filed 2024-11-15
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Yes ☐ No ☒

As of November 14, 2024, there were 3,645,689 shares of the registrant’s common stock, $0.0001 par value, outstanding.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”))

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,220,371	$3,628,670
Restricted cash	54,100	95,312
Accounts receivable, net	764,254	1,338,170
Inventories	294,487	431,483
Contract assets	607,117	247,368
Deposits, prepayments and other receivables	3,807,758	2,207,774
Deferred tax assets	64,116	149,858
Total current assets	9,812,203	8,098,635

Non-current assets:
Intangible assets, net	5,654,113	6,081,728
Goodwill	88,197	88,197
Construction in progress	9,826	—
Plant and equipment, net	502,206	686,658
Right of use assets, net	917,836	1,407,956
Total non-current assets	7,172,178	8,264,539

TOTAL ASSETS	$16,984,381	$16,363,174

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$2,944,355	$1,690,651
Contract liabilities	1,326,384	1,265,753
Accrued liabilities and other payables	10,746,831	6,866,169
Due to related parties	2,388	9,900
Deferred tax liabilities	69,000	69,000
Operating lease liabilities	431,113	563,276
Loans	421,614	21,313
Total current liabilities	15,941,685	10,486,062

Non-current liabilities:
Operating lease liabilities	489,375	847,950
TOTAL LIABILITIES	16,431,060	11,334,012

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,916,500 and 4,916,500 shares undesignated as of September 30, 2024 and December 31, 2023, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY
Series X Super Voting Preferred Stock, $0.0001 par value, 153,500 shares designated; 153,500 and 3,500 Series X shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	15	—
Common shares; $0.0001 par value, 6,333,333 shares authorized; 3,645,689 and 2,217,491 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	365	222
Subscription receivable	(233,000)	—
Additional paid-in capital	107,970,020	105,606,538
Less: Common shares held in treasury, at cost; 51,902 and 74,107 shares as of September 30, 2024 and December 31, 2023	(54,928)	(785,525)
Accumulated other comprehensive loss	(729,339)	(242,129)
Accumulated deficit	(106,090,558)	(99,272,691)
Total equity attributable to Society Pass Incorporated	862,575	5,306,415
Non-controlling interest	(309,254)	(277,253)
TOTAL EQUITY	553,321	5,029,162
TOTAL LIABILITIES AND EQUITY	$16,984,381	$16,363,174

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue, net
Sales – online ordering	$4,931	87,201	$29,360	$456,972
Sales – digital marketing	1,461,480	1,784,695	4,542,073	4,579,429
Sales – online ticketing and reservation	208,873	390,384	650,480	1,433,133
Sales – data	106	2,977	4,849	23,648
Software sales	504	3,809	6,721	5,696
Total revenue	1,675,894	2,269,066	5,233,483	6,498,878

Cost of revenue:
Cost of online ordering	(6,650)	(77,061)	(33,281)	(436,796)
Cost of digital marketing	(1,298,566)	(1,457,213)	(3,802,729)	(3,728,058)
Cost of online ticketing and reservation	—	(110,862)	—	(282,406)
Cost of data	2,995	(7,055)	(47,065)	(40,409)
Software sales	(8,027)	(54,311)	(27,808)	(185,249)
Total cost of revenue	(1,310,248)	(1,706,502)	(3,910,883)	(4,672,918)

Gross income	365,646	562,564	1,322,600	1,825,960

Operating expenses:
Sales and marketing expenses	(40,263)	(236,874)	(311,096)	(466,252)
Software development costs	(13,635)	(12,649)	(40,972)	(41,777)
General and administrative expenses	(1,486,362)	(4,455,546)	(7,192,001)	(14,326,481)

Total operating expenses	(1,540,260)	(4,705,069)	(7,544,069)	(14,834,510)

Loss from operations	(1,174,614)	(4,142,505)	(6,221,469)	(13,008,550)

Other income (expense):
Dividend income	—	816	—	7,660
Gain on early lease termination	—	—	—	1,064
Gain on disposal of plant and equipment	—	—	206	—
Impairment loss of intangible assets	(135,000)	—	(135,000)	—
Interest income	3,985	34,613	10,114	133,807
Interest expense	(40,466)	(278)	(40,924)	(930)
Waiver of loan payable	382	188,738	43,792	203,938
Written-off plant and equipment	(60)	(5,093)	(8,480)	(7,676)
Other income	17,003	6,409	245,007	55,612
Total other (expense) income	(154,156)	225,205	114,715	393,475

Loss before income taxes	(1,328,770)	(3,917,300)	(6,106,754)	(12,615,075)

Income taxes	(51,808)	(746)	(56,802)	(2,414)

NET LOSS	(1,380,578)	(3,918,046)	(6,163,556)	(12,617,489)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(2,693)	(56,117)	(7,403)	(145,375)

NET LOSS ATTRIBUTABLE TO NON-SOCIETY PASS INCORPORATED	$(1,377,885)	$(3,861,929)	$(6,156,153)	$(12,472,114)

Other comprehensive loss:
Net loss	(1,380,578)	(3,918,046)	(6,163,556)	(12,617,489)
Foreign currency translation adjustment	(1,034,016)	(49,685)	(511,808)	(278,455)

TOTAL OTHER COMPREHENSIVE LOSS	$(2,414,594)	$(3,967,731)	$(6,675,364)	$(12,895,944)

Net loss attributable to non-controlling interest	(2,693)	(56,117)	(7,403)	(145,375)
Foreign currency translation adjustment attributable to non-controlling interest	(34,962)	50,401	(24,598)	62,409
Comprehensive loss attributable to Society Pass Incorporated	$(2,376,939)	$(3,962,015)	$(6,643,363)	$(12,812,978)

Net loss per share attributable to Society Pass Incorporated :
– Basic	$(0.48)	$(2.03)	$(2.25)	$(6.70)
– Diluted	$(0.48)	$(2.03)	$(2.25)	$(6.70)

Weighted average common shares outstanding
– Basic	2,882,349	1,898,924	2,733,145	1,861,192
– Diluted	2,882,349	1,898,924	2,733,145	1,861,192

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Three and Nine Months ended September 30, 2024
	Preferred Stock		Common Stock		Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2024	3,500	$—	2,217,491	$222	74,107	$(785,525)	$—	$105,606,538	$(242,129)	$(99,272,691)	$(277,253)	$5,029,162
Shares issued for services	—	—	133,333	13	—	—	—	329,987	—	—	—	330,000
Share issued for treasury stock	—	—	166,667	17	—	—	—	487,223	—	—	—	487,240
Shares repurchase during the period	—	—	—	—	166,667	(487,240)	—	—	—	—	—	(487,240)
Sale of treasury stock	—	—	—	—	(176,335)	1,085,983	—	—	—	(609,022)	—	476,961
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	244,054	—	5,329	249,383
Net loss for the period	—	—	—	—	—	—	—	—	—	(2,839,925)	701	(2,839,224)

Balances at March 31, 2024	3,500	$—	2,517,491	$252	64,439	$(186,782)	$—	$106,423,748	$1,925	$(102,721,638)	$(271,223)	$3,246,282

Shares issued for salaries	—	—	57,761	6	—	—		128,694	—	—	—	128,700
Shares issued for private placements	—	—	300,000	30	—	—	(283,000)	482,970	—	—	—	200,000
Shares issued for subsidiary acquisition	—	—	24,631	2	—	—	—	75,000	—	—	—	75,002
Fractional shares	—	—	70,813	7	—	—	—	(7)	—	—	—	—
Sale of treasury stock	—	—	—	—	(64,439)	186,782	—	—	—	(50,884)	—	135,898
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	267,790	—	5,035	272,825
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,938,343)	(5,411)	(1,943,754)

Balances at June 30, 2024	3,500	$—	2,970,696	$297	—	$—	$(283,000)	$107,110,405	$269,715	$(104,710,865)	$(271,599)	$2,114,953
Shares issued for directors’ fee	—	—	78,588	8	—	—	—	183,325	—	—	—	183,333
Share issued for treasury stock	—	—	530,000	53	—	—	—	581,097	—	—	—	581,150
Shares issued for salaries	—	—	67,405	7	—	—	—	95,193	—	—	—	95,200
Shares issued for cost of issuance	150,000	15	—	—	—	—	—	—	—	—	—	15
Shares repurchase during the period	—	—	—	—	530,000	(581,150)	—	—	—	—	—	(581,150)
Sale of treasury stock	—	—	—	—	(478,098)	526,222	—	—	—	(1,808)	—	524,414
Received from private funding	—	—	—	—	—	—	50,000	—	—	—	—	50,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(999,054)	—	(34,962)	(1,034,016)
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,377,885)	(2,693)	(1,380,578)

Balances at September 30, 2024	153,500	$15	3,645,689	$365	51,902	$(54,928)	$(233,000)	$107,970,020	$(729,339)	$(106,090,558)	$(309,254)	$553,321

	Three and Nine Months ended September 30, 2023
	Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2023	3,500	$—	1,805,523	$181	—	$—	$101,429,687	$56,527	$(81,138,563)	$(336,515)	$20,011,317
Shares issued for services	—	—	13,072	1	—	—	546,508	—	—	—	546,509
Shares issued for accrued salaries	—	—	7,277	1	—	—	113,490	—	—	—	113,491
Shares issued upon the exercise options	—	—	52,229	5	—	—	1,226,788	—	—	—	1,226,793
Shares repurchase during the period	—	—	—	—	511,760	(541,988)	—	—	—	—	(541,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(382,217)	—	(18,199)	(400,416)
Net loss for the period	—	—	—	—	—	—	—	—	(5,294,927)	(95,286)	(5,390,213)
Balances at March 31, 2023	3,500	$—	1,878,101	$188	511,760	$(541,988)	$103,316,473	$(325,690)	$(86,433,490)	$(450,000)	$15,565,493
Shares issued for services	—	—	—	—	—	—	149,625	—	—	—	149,625
Shares issued for accrued salaries	—	—	19,048	2	—	—	230,830	—	—	—	230,832
Shares repurchase during the period	—	—	—	—	99,845	(98,537)	—	—	—	—	(98,537)
Foreign currency translation adjustment	—	—	—	—	—	—	—	141,438	—	30,207	171,645
Net income (loss) for the period	—	—	—	—	—	—	—	—	(3,315,258)	6,028	(3,309,230)
Balances at June 30, 2023	3,500	$—	1,897,149	$190	611,605	$(640,525)	$103,696,928	$(184,252)	$(89,748,748)	$(413,765)	$12,709,828

Shares issued for services	—	—	133,333	13	—	—	929,612	—	—	—	929,625
Shares issued for accrued salaries	—	—	30,303	3	—	—	214,329	—	—	—	214,332
Shares issued for acquire subsidiary	—	—	11,854	1	—	—	62,499	—	—	—	62,500
Foreign currency translation adjustment	—	—	—	—	—	—	—	(100,085)	—	50,401	(49,684)
Net income (loss) for the period	—	—	—	—	—	—	—	—	(3,861,929)	(56,117)	(3,918,046)

Balances at September 30, 2023	3,500	$—	2,072,640	$207	611,605	$(640,525)	$104,903,368	$(284,337)	$(93,610,677)	$(419,481)	$9,948,555

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(6,163,556)	$(12,617,489)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debts	35,699	283,519
Depreciation and amortization	493,306	1,103,200
Gain from early lease termination	—	(1,064)
Gain on disposal of plant and equipment	(206)	—
Impairment of intangible assets	135,000	—
Written-off of plant and equipment	8,480	7,676
Waiver of loan payable	(43,792)	(203,938)
Stock based compensation for services	737,248	3,411,207
Deferred tax assets	85,742	(159,841)
Change in operating assets and liabilities:
Accounts receivable	654,686	(407,061)
Inventories	174,551	143,314
Deposits, prepayments and other receivables	(1,407,828)	1,355,079
Contract assets	(338,219)	(9,052)
Contract liabilities	(49,535)	(317,060)
Accounts payables	1,106,556	541,740
Accrued liabilities and other payables	3,401,850	(3,209,471)
Due to related parties	(7,512)	216,278
Right of use assets	365,352	422,785
Operating lease liabilities	(365,970)	(377,787)
Net cash used in operating activities	(1,178,148)	(9,817,965)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(9,826)	(185,255)
Purchase of intangible assets	—	(143,771)
Cash from purchase of subsidiary and business operation	—	32,739
Net cash used in investing activities	(9,826)	(296,287)

Cash flows from financing activities:
Proceeds from private placements	250,000	—
Proceeds from loans	405,564	—
Repayment of loan	(5,894)	—
Purchase of subsidiary	—	(10,000)
Repurchase of common share	—	(640,525)
Proceed from the sale of treasury stock	1,137,273	—
Net cash provided by (used in) financing activities	1,786,943	(650,525)
Effect on exchange rate change on cash and cash equivalents	(48,480)	42,869
NET CHANGE IN CASH AND CASH EQUIVALENTS	550,489	(10,721,908)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	3,723,982	19,003,336

CASH AND CASH EQUIVALENT AT END OF YEAR	$4,274,471	$8,281,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,511	$930
Cash paid for income tax	$23,647	$—

Non-cash investing and financing activities:
Shares issued to acquire subsidiary	—	37,500

Reconciliation to amounts on condensed unaudited consolidated balance sheets:
Cash and cash equivalents	$4,220,371	$8,220,075
Restricted cash	54,100	61,353

Total cash, cash equivalents and restricted cash	$4,274,471	$8,281,428

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

NOTE — 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Description of subsidiaries incorporated by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	United States, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Thoughtful Media (Singapore) Pte. Ltd. (FKA: Hottab Pte Ltd. (HPL))	Singapore January 17, 2015	Digital marketing	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Thoughtful Media Group Co. Ltd (FKA: Hottab Asset Company Limited)	Vietnam July 25, 2019	Digital marketing	VND 5,000,000,000	100%
Nextgen Retail Inc (FKA: Leflair Incorporated)	United States December 7, 2021	Investment holding	US$1	100%
SOPA Capital Limited	United Kingdom December 07, 2021	Investment holding	GBP 1	100%
Thoughtful Media (Philippines) Incorporated (FKA: SOPA (Phil) Incorporated)	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co. Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte Ltd	Singapore January 7, 2022	Investment holding	US$2,000	100%
Gorilla Networks Pte. Ltd.	Singapore September 3, 2019	Investment holding	US$2,620,000 and SGD 730,000	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunications resellers	SGD 100	100%
Gorilla Networks (VN) LLC	Vietnam December 16, 2020	Telecommunications resellers	VND 233,000,000	100%
Thoughtful Media Group Incorporated	United States June 28,2022	Investment holding	US$1,600	100%
Thoughtful (Thailand) Co. Ltd	Thailand September 2, 2014	Digital marketing	THB 4,000,000	99.75%
AdActive Media CA Inc.	United States April 12, 2010	Digital marketing	Preferred: US$1,929.1938 Common: US$4,032.7871	100%
PT Tunas Sukses Mandiri	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	99%
Nusatrip Malaysia Sdn Bhd	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	99%
Nusatrip Singapore Pte Ltd	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	99%
Nusatrip International Pte Ltd	Singapore January 9, 2015	Online ticketing and reservation	SGD 905,006.51	99%
PT Thoughtful Media Group Indonesia (FKA: PT Wahana Cerita Indonesia)	Indonesia January 14, 2022	Digital marketing and event organizer	IDR 51,000,000	100%
Mekong Leisure Travel Company Limited	Vietnam October 6, 2011	Online ticketing, reservation and system	VND 875,460,000	99%
Vietnam International Travel and Service Joint Stock Company	Vietnam November 16, 2012	Ticketing	VND 1,900,000,000	100%
Sopa Incorporated	Unites States May 22, 2023	Investment holding	Common: US$0.10	100%
Nusatrip Incorporated	United States May 22,2023	Investment holding	Common: US$1,400	100%
Thoughtful Media (Malaysia) Sdn Bhd	Malaysia October 18, 2023	Digital marketing	MYR 1,000	100%

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

On June 3, 2024, NusaTrip Incorporated issued an additional 7,999,000 shares of Common Stock to Society Pass at a price of $0.0001 per share.

On June 21, 2024, TMG Incorporated issued an additional 7,900,000 shares of Common Stock to Society Pass at a price of $0.0001 per share.

On July 12, 2024, TMG Incorporated issued an additional 8,000,000 shares of Common Stock to Society Pass at a price of $0.0001 per share.

On September 2, 2024, NusaTrip Incorporated issued an additional 6,000,000 shares of Common Stock to Society Pass at a price of $0.0001 per share.

NOTE — 2 GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered loss for period of $6,106,754, negative operating cash flow of $1,178,148, working capital deficit of $6,129,482 and accumulated deficit of $106,090,558 as of September 30, 2024 that raise substantial doubt about its ability to continue as a going concern. In assessing the going concern, management and the Board has considered the following:

1) Cash and cash equivalents balance of $4,274,471.

2) Pursuing business growth of digital marketing and online ticketing and reservations through engaging with more vendors and customers to maximise the sales volume and margin, and continuous improvement in cost control over all segment.

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

NOTE — 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in six reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Corporate.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2024 and December 31, 2023, the cash and cash equivalents excluded restricted cash amounted to $4,220,371 and $3,628,670, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $83,152 as of September 30, 2024 and December 31, 2023, respectively. In addition, the Company has uninsured bank deposits of $3,989,977 and $3,262,161 with a financial institution outside the U.S as of September 30, 2024 and December 31, 2023, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2024 and December 31, 2023, the restricted cash amounted to $54,100 and $95,312, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both September 30, 2024 and December 31, 2023, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three and nine months ended September 30, 2024 and 2023. The inventories amounted to $294,487 and $431,483 at September 30, 2024 and December 31, 2023, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Impairment loss of intangible assets of $135,000 and $0 have been recognized for the three and nine months period ended September 30, 2024 and 2023, respectively.

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

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our six business segments (business to consumer or “B2C”), lifestyle (B2C), grocery and food delivery (B2C), telecommunication reseller (B2C), online ticketing and reservations (B2C) and the services providing to merchants for their business growth (business to business or “B2B”), merchant POS (B2B), digital marketing (B2B) and online ticketing and reservations (B2B).

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three and nine months period ended September 30, 2024.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three and nine months ended September 30, 2024, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $4,931 and $87,201 respectively, in the Lifestyle sector.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $29,360 and $456,972 respectively, in the Lifestyle sector.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $0 and $3,809, respectively, from software fees.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $0 and $5,696 respectively, from software fees.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $0 and $54,762, respectively, from this stream.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $0 and $88,847, respectively, from this stream.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $106 and $2,977, respectively, from telecommunications.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $4,849 and $23,648, respectively, from telecommunications.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $1,461,480 and $1,784,695, respectively, from this stream.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $4,542,073 and $4,579,429, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three and nine months ended September 30, 2024 and 2023.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $209,377 and $394,193, respectively, from this stream.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $657,201 and $1,438,829, respectively, from this stream.

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

There were contract assets balance was $607,117 and $247,368 on September 30, 2024 and December 31, 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,326,384 and $1,265,753 on September 30, 2024 and December 31, 2023, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the nine months ended September 30, 2024, and 2023, software development costs were $40,972 and $41,777, respectively. For the three months ended September 30, 2024 and 2023, the software development costs were $13,635 and $12,649, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company’s suppliers or distributors for our coporate business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of revenue.

●	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $311,096 and $466,252 for the nine months ended September 30, 2024 and 2023, respectively. Advertising expense was $40,263 and $236,874 for the three months ended September 30, 2024 and 2023, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of September 30, 2024 and December 31, 2023. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three and nine months ended September 30, 2024 and 2023.

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

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end SGD$:US$ exchange rate	$0.77993	$0.73165
Period average SGD$:US$ exchange rate	$0.74763	$0.74578

Translation of amounts from VND into US$ has been made at the following exchange rates for nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end VND$:US$ exchange rate	$0.000041	$0.000041
Period average VND$:US$ exchange rate	$0.000040	$0.000042

Translation of amounts from INR into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end INR$:US$ exchange rate	$0.01194	$0.01202
Period average INR$:US$ exchange rate	$0.01199	$0.01214

Translation of amounts from PHP into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end PHP:US$ exchange rate	$0.01783	$0.01764
Period average PHP:US$ exchange rate	$0.01754	$0.01802

Translation of amounts from THB into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end THB:US$ exchange rate	$0.03094	$0.02727
Period average THB:US$ exchange rate	$0.02802	$0.02895

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end MYR:US$ exchange rate	$0.24267	$0.21276
Period average MYR:US$ exchange rate	$0.21592	$0.22157

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end IDR:US$ exchange rate	$0.000066	$0.000064
Period average IDR:US$ exchange rate	$0.000063	$0.000066

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

For the three and nine months ended September 30, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(1,377,885)	$(3,861,929)
Weighted average common shares outstanding – Basic and diluted	2,882,349	1,898,924
Net loss per share – Basic and diluted	$(0.48)	$(2.03)

	Nine months ended September 30,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(6,156,153)	$(12,472,114)
Weighted average common shares outstanding – Basic and diluted	2,733,145	1,861,192
Net loss per share – Basic and diluted	$(2.25)	$(6.70)

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

As of September 30, 2024 and December 31, 2023, the Company recorded the right of use asset of $917,836 and $1,407,956, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2024, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three and nine months ended September 30, 2024 and 2023. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

NOTE — 4 REVENUE

Revenue was generated from the following activities:

	Nine Months ended September 30,
	2024	2023
At a point in time:
Sales – online ordering	$29,360	$456,972
Sales – digital marketing	2,681,523	2,947,566
Sales – online ticketing and reservation	650,480	1,433,133
Sales – data	4,849	23,648
Over a period of time:
Sales – digital marketing	1,860,550	1,631,863
Software subscription sales	6,721	5,696
	$5,233,483	$6,498,878

	Three Months ended September 30,
	2024	2023
At a point in time:
Sales – online ordering	$4,931	$87,201
Sales – digital marketing	812,043	920,495
Sales – online ticketing and reservation	208,873	390,384
Sales – data	106	2,977
Hardware sales	—	—
Over a period of time:
Sales – digital marketing	649,437	864,200
Software subscription sales	504	3,809
	$1,675,894	$2,269,066

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the years presented:

Schedule of Contract liabilities:

	September 30,	December 31,
	2024	2023
Contract liabilities, brought forward	$1,265,753	$1,405,090
Add: recognized as deferred revenue	1,326,384	1,265,753
Less: recognized as revenue	(1,265,753)	(1,405,090)
Contract liabilities, carried forward	$1,326,384	$1,265,753

NOTE — 5 SEGMENT REPORTING

Currently, the Company has six reportable business segments:

(i)	e-Commerce – operates an online lifestyle platform under the brand name of “Leflair” covering a diversity of services and products, such as fashion and accessories, beauty and personal care, and home and lifestyle, all managed by SOPA Technology Company Ltd,

(ii)	Corporate – is investment holding and head quarter within SOPA entities,

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

Schedule of Segment Reporting:

	Nine Months ended September 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	—	—	—	29,360	—	—	29,360
Sales – digital marketing	—	4,542,073	—	—	—	—	4,542,073
Sales – online ticketing and reservation	—	—	650,480	—	—	—	650,480
Sales – data	—	—	—	—	4,849	—	4,849
Software sales	—	—	6,721	—	—	—	6,721
Total revenue	—	4,542,073	657,201	29,360	4,849	—	5,233,483

Cost of sales:
Cost of online ordering	(501)	—	—	(32,780)	—	—	(33,281)
Cost of digital marketing	—	(3,802,729)	—	—	—	—	(3,802,729)
Cost of online platform	—	—	—	—	—	—	—
Cost of data	—	—	—	—	(47,065)	—	(47,065)
Software cost	—	—	(16,469)	(11,339)	—	—	(27,808)
Total cost of revenue	(501)	(3,802,729)	(16,469)	(44,119)	(47,065)	—	(3,910,883)

Gross income (loss)	(501)	739,344	640,732	(14,759)	(42,216)	—	1,322,600

Operating Expenses
Sales and marketing expenses	—	(75,919)	(134,926)	(20,848)	(17,787)	(61,616)	(311,096)
Software development costs	—	—	—	—	—	(40,972)	(40,972)
Depreciation	(15,946)	(18,444)	(64,940)	(35,053)	—	(47,961)	(182,344)
Amortization	—	—	(18,479)	—	(269,940)	(22,543)	(310,962)
General and administrative expenses	(157,726)	(1,248,313)	(1,172,476)	(343,741)	(41,647)	(3,734,792)	(6,698,695)
Total operating expenses	(173,672)	(1,342,676)	(1,390,821)	(399,642)	(329,374)	(3,907,884)	(7,544,069)

Loss from operations	(174,173)	(603,332)	(750,089)	(414,401)	(371,590)	(3,907,884)	(6,221,469)

Other income (expense)
Impairment of intangible assets	—	—	(135,000)	—	—	—	(135,000)
Gain on disposal of plant and equipment	206	—	—	—	—	—	206
Interest income	10	358	1,773	3	—	7,970	10,114
Interest expense	—	—	—	—	(661)	(40,263)	(40,924)
Waiver of loan payable	—	—	—	—	43,792	—	43,792
Written-off of plant and equipment	—	—	—	—	—	(8,480)	(8,480)
Other income	3,705	2,009	1,357	3,447	1,748	232,741	245,007
Total other income	3,921	2,367	(131,870)	3,450	44,879	191,968	114,715
Loss before income taxes	(170,252)	(600,965)	(881,959)	(410,951)	(326,711)	(3,715,916)	(6,106,754)

	Nine Months ended September 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	95,262	—	—	361,710	—	—	456,972
Sales – digital marketing	—	4,283,923	95,506	—	—	—	4,579,429
Sales – online ticketing and reservation	—	—	1,433,133	—	—	—	1,433,133
Sales – data	—	—	—	—	23,648	—	23,648
Software sales	—	—	4,951	—	—	745	5,696
Total revenue	95,262	4,283,923	1,533,590	361,710	23,648	745	6,498,878

Cost of sales:
Cost of online ordering	(102,677)	—	—	(334,119)	—	—	(436,796)
Cost of digital marketing	—	(3,727,264)	(794)	—	—	—	(3,728,058)
Cost of online platform	—	—	(282,406)	—	—	—	(282,406)
Cost of data	—	—	—	—	(40,409)	—	(40,409)
Software cost	—	—	(21,019)	(162,309)	—	(1,921)	(185,249)
Total cost of revenue	(102,677)	(3,727,264)	(304,219)	(496,428)	(40,409)	(1,921)	(4,672,918)

Gross income (loss)	(7,415)	756,659	1,229,371	(134,718)	(16,761)	(1,176)	1,825,960

Operating Expenses
Sales and marketing expenses	(1,782)	(21,712)	(207,899)	(70,244)	(10,977)	(153,638)	(466,252)
Software development costs	—	—	—	—	—	(41,777)	(41,777)
Depreciation	(25,834)	(11,814)	(65,921)	(31,119)	—	(49,402)	(184,090)
Amortization	—	—	(19,359)	—	(89,757)	(809,994)	(919,110)
General and administrative expenses	(580,999)	(1,065,006)	(1,428,504)	(602,717)	(76,169)	(9,469,886)	(13,223,281)
Total operating expenses	(608,615)	(1,098,532)	(1,721,683)	(704,080)	(176,903)	(10,521,697)	(14,834,510)

Loss from operations	(616,030)	(341,873)	(492,312)	(838,798)	(193,664)	(10,525,873)	(14,834,510)

Other income (expense)
JV income	7,660	—	—	—	—	—	7,660
Gain on early lease termination	—	1,064	—	—	—	—	1,064
Interest income	8	205	2,027	1,002	—	130,565	133,807
Interest expense	(27)	—	14	—	(914)	—	(930)
Waiver of loan payable	214,959	—	—	—	—	(11,021)	203,938
Written-off of plant and equipment	(7,676)	—	—	—	—	—	(7,676)
Other income	5,342	456	(92,552)	1,983	12,400	127,983	55,612
Total other income (expense)	220,266	1,725	(90,511)	2,985	11,483	247,527	393,475
Loss before income taxes	(395,764)	(340,148)	(582,823)	(835,813)	(182,181)	(10,278,346)	(12,615,075)

	Three Months ended September 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	—	—	—	4,931	—	—	4,931
Sales – digital marketing	—	1,461,480	—	—	—	—	1,461,480
Sales – online ticketing and reservation	—	—	208,873	—	—	—	208,873
Sales – data	—	—	—	—	106	—	106
Software sales	—	—	504	—	—	—	504
Total revenue	—	1,461,480	209,377	4,931	106	—	1,675,894

Cost of sales:
Cost of online ordering	1	—	—	(6,651)	—	—	(6,650)
Cost of digital marketing	—	(1,298,566)	—	—	—	—	(1,298,566)
Cost of online platform	—	—	—	—	—	—	—
Cost of data	—	—	—	—	2,995	—	2,995
Software cost	—	—	(4,279)	(3,748)	—	—	(8,027)
Total cost of revenue	1	(1,298,566)	(4,279)	(10,399)	2,995	—	(1,310,248)

Gross income (loss)	1	162,914	205,098	(5,468)	3,101	—	365,646

Operating Expenses
Sales and marketing expenses	—	(2,053)	(37,071)	(580)	(125)	(434)	(40,263)
Software development costs	—	—	—	—	—	(13,635)	(13,635)
Depreciation	(5,296)	(6,287)	(21,590)	(11,684)	—	(16,010)	(60,867)
Amortization	—	—	(6,160)	—	(91,248)	(7,620)	(105,028)
General and administrative expenses	(15,298)	(379,481)	(177,439)	(106,883)	(1,813)	(639,553)	(1,320,467)
Total operating expenses	(20,594)	(387,821)	(242,260)	(119,147)	(93,186)	(677,252)	(1,540,260)

Loss from operations	(20,593)	(224,907)	(37,162)	(124,615)	(90,085)	(677,252)	(1,174,614)

Other income (expense)
Impairment of intangible assets	—	—	—	—	—	(135,000)	(135,000)
Gain on disposal of plant and equipment	—	—	—	—	—	—	—
Interest income	1	39	418	—	—	3,527	3,985
Interest expense	—	—	—	—	(203)	(40,263)	(40,466)
Waiver of loan payable	—	—	—	—	382	—	382
Written-off of plant and equipment	—	—	—	—	—	(60)	(60)
Other income	(66)	658	149	122	1,521	14,619	17,003
Total other income	(65)	697	567	122	1,700	(157,177)	(154,156)
Loss before income taxes	(20,658)	(224,210)	(36,595)	(124,493)	(88,385)	(834,429)	(1,328,770)

	Three Months ended September 30, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	6,415	—	—	80,786	—	—	87,201
Sales – digital marketing	—	1,689,189	95,506	—	—	—	1,784,695
Sales – online ticketing and reservation	—	—	390,384	—	—	—	390,384
Sales – data	—	—	—	—	23,648	—	23,648
Software sales	—	—	3,809	—	—	—	3,809
Total revenue	6,415	1,689,189	489,699	80,786	23,648	—	2,269,066

Cost of sales:
Cost of online ordering	(3,317)	—	—	(73,744)	—	—	(77,061)
Cost of digital marketing	—	(1,456,419)	(794)	—	—	—	(1,457,213)
Cost of online platform	—	—	(110,862)	—	—	—	(110,862)
Cost of data	—	—	—	—	(7,055)	—	(7,055)
Software cost	—	—	(12,386)	(41,925)	—	—	(54,311)
Total cost of revenue	(3,317)	(1,456,419)	(124,042)	(115,669)	(7,055)	—	(1,806,502)

Gross income (loss)	3,098	232,770	365,657	(34,883)	(16,761)	—	577,159

Operating Expenses
Sales and marketing expenses	—	(535)	(59,341)	(14,822)	(10,925)	(151,251)	(236,874)
Software development costs	—	—	—	—	—	(12,649)	(12,649)
Depreciation	(16,607)	(5,544)	(9,230)	(11,685)	—	(5,493)	(48,559)
Amortization	—	—	(19,359)	—	(89,757)	(2,473)	(111,589)
General and administrative expenses	(391,702)	(433,089)	(421,954)	(172,888)	(2,968)	(2,872,797)	(4,495,398)
Total operating expenses	(408,309)	(439,168)	(509,884)	(199,395)	(103,650)	(3,044,663)	(4,705,069)

Loss from operations	(405,211)	(206,398)	(144,227)	(234,278)	(107,728)	(3,044,663)	(4,142,505)

Other income (expense)
JV income	816	—	—	—	—	—	816
Gain on early lease termination	—	—	—	—	—	—	—
Interest income	3	82	681	219	—	33,628	34,613
Interest expense	—	—	9	—	(287)	—	(278)
Waiver of loan payable	188,738	—	—	—	—	—	188,738
Written-off of plant and equipment	(5,093)	—	—	—	—	—	(5,093)
Other income	2,068	391	(93,948)	911	(41)	97,028	6,409
Total other income (expense)	186,532	473	(93,258)	1,130	(328)	130,656	225,025
Loss before income taxes	(218,679)	(205,925)	(237,485)	(233,148)	(108,056)	(2,914,007)	(3,917,300)

	September 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	—	1,659,000	3,354,098	—	529,565	111,450	5,654,113
Identifiable assets	108,529	3,086,889	4,997,590	255,132	22,350	2,859,778	11,330,268

	December 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	—	1,659,000	3,372,445	—	911,706	138,577	6,081,728
Identifiable assets	167,360	2,495,897	3,188,452	361,421	46,625	4,021,691	10,281,446

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

	Nine Months Ended September 30,
	2024	2023
Indonesia	$697,337	$1,017,377
Vietnam	557,402	1,121,286
Philippines	197,500	144,899
Singapore	140,216	619,463
United States	2,679,269	2,947,566
Thailand	961,356	645,528
Malaysia	403	2,759
	$5,233,483	$6,498,878

	Three Months Ended September 30,
	2024	2023
Indonesia	$167,725	$484,400
Vietnam	70,831	497,910
Philippines	94,899	58,740
Singapore	55,497	168,109
United States	809,789	920,495
Thailand	477,141	139,396
Malaysia	12	16
	$1,675,894	$2,269,066

NOTE — 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	September 30, 2024	December 31, 2023
	(Unaudited)
Deposits	$522,314	$772,427
Prepayments	594,406	838,721
Value added tax	139,101	118,167
Interest receivable	3,495	11,552
Other receivables	2,548,442	466,907
Total	$3,807,758	$2,207,774

NOTE — 7 INVENTORIES

	September 30, 2024	December 31, 2023
	(Unaudited)
Finished goods	$294,487	$431,483
Less:
Reserve for excess and obsolete inventory	—	—
Total Inventories	$294,487	$431,483

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of revenue incurred amounted to $33,281 and $436,796 during the nine months ended September 30, 2024 and 2023, respectively. The inventories amounted to $294,487 and $431,483 as of September 30, 2024 and December 31, 2023, respectively.

NOTE — 8 INTANGIBLE ASSETS

As of September 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	Useful life	September 30, 2024	December 31, 2023
At cost:

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development	3 years	998,905	966,535
Computer software	3 years	758,488	744,914
Software system	3 years	—	—
Intellectual technology	3 years	—	—
Identifiable intangible asset	Indefinite	5,100,654	5,100,654
Other intangible assets	3 – 5 years	—	—
		14,858,047	14,812,103
Less: impairment loss recognized		(135,000)	—
Less: accumulated depreciation		(9,068,934)	(8,730,375)
		$5,654,113	$6,081,728

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

Also, the owner of CVO entered into a call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 20). As a result of this option exercise, there were no accounting effect on the Company’s financial statement during the three and nine months ended September 30, 2024 and 2023.

Amortization of intangible assets was $0 and $800,000 for the three and nine months ended September 30, 2024 and 2023, respectively.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $998,905 (2023: $966,535) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process.

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

Identifiable intangible assets are the potential intangible assets as stakeholder values estimated based on acquisition exercise of TMG group, Nusatrip group and VLeisure, through the finalization of Purchase Price Allocation. Impairment loss on intangible assets on VLeisure was $135,000 and $0 for the three and nine months ended September 30, 2024 and 2023, respectively.

NOTE — 9 PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	September 30, 2024	December 31, 2023
At cost:
Computer	$533,452	$526,495
Office equipment	57,593	56,098
Furniture and fixtures	10,453	10,531
Renovation	613,791	614,143
	1,215,289	1,207,267
Less: accumulated depreciation	(713,083)	(520,609)
Less: exchange difference	—	—
	502,206	686,658

Depreciation expense for the three months ended September 30, 2024 and 2023 were $60,867 and $48,559, respectively.

Depreciation expense for the nine months ended September 30, 2024 and 2023 were $182,344 and $184,090, respectively.

NOTE — 10 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	September 30, 2024	December 31, 2023
Amounts due to related parties (a)	$2,388	$9,900

(a)	The amounts represented temporary advances to the Company related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments. The Company’s due to related parties balance was $2,388 and $9,900 as of September 30, 2024 and December 31, 2023, respectively.

NOTE — 11 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable consisted of the following:

	September 30, 2024	December 31, 2023
Accounts payable-	$2,944,355	$1,690,651
Accrued liabilities and other payables (a)	10,746,831	6,866,169
Total Accounts payable	$13,691,186	$8,556,820

(a)	Accrued liabilities and other payables consisted of the following:

	September 30, 2024	December 31, 2023

Accrued payroll	$198,117	$137,096
Accrued VAT expenses	166,803	40,855
Accrued taxes	1,854,622	1,990,994
Accrued litigation expense (b)	2,116,847	1,298,495
Customer deposit	2,889,893	402,339
Customer refund	151,864	922,784
Other payables	636,260	897,566
Other accrual (c)	2,732,425	1,176,040
Total Accrued liabilities	$10,746,831	$6,866,169

(b)	The accrued litigation expense has been covered by a secured bond paid and issued during the financial period ended September 30, 2024.
(c)	The September 30, 2024 and December 31, 2023 balance includes long term pension provision and other operation accruals.

NOTE — 12 LEASES

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of September 30, 2024 and December 31, 2023.

The Company used a weighted average incremental borrowing rate of 5.67% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.46 years.

During the three and nine months ended September 30, 2024, no new lease arrangements was entered, and accounted as per ASC Topic 842.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Nine months ended September 30,
	2024	2023

Operating lease expense (per ASC 842)	$319,559	$422,785
Short-term lease expense (other than ASC 842)	60,247	93,651
Total lease expense	$379,806	$516,436

As of September 30, 2024, right-of-use assets were $917,836 and lease liabilities were $920,488.

As of December 31, 2023, right-of-use assets were $1,407,956 and lease liabilities were $1,411,226.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of September 30, 2024

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending September 30:

Years ended September 30,	Operating lease amount
2025	$471,609
2026	274,538
2027	232,257
2028	8,742
Total	987,146
Less: interest	(66,658)
Present value of lease liabilities	$920,488
Less: non-current portion	(489,375)
Present value of lease liabilities – current liability	$431,113

NOTE — 13 LOANS

	September 30, 2024	December 31, 2023

Loan – A (i)	16,050	21,313
Loan – B (ii)	405,564	—
	$421,614	$21,313

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the three months ended September 30, 2024 and 2023, the Company recognized the interest expense of $203 and $307, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized the interest expense of $661 and $632, respectively.
ii)	On July 15, 2024, the Company received a loan from a third party of SGD 520,000, approximately $405,564 for a term of four months and two weeks until November 30, 2024. The effective interest rate is 5% per month. For the three months ended September 30, 2024 and 2023, the Company recognized the interest expense of $40,263 and $0, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized the interest expense of $40,263 and $0, respectively.

NOTE — 14 SHAREHOLDERS’ DEFICIT

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

Common stock outstanding

As of September 30, 2024 and December 31, 2023, the Company had a total of 3,645,689 and 2,217,491 shares of its common stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2024 and 2023, the Company issued 133,333 and 13,072 shares of common stock to consultants in exchange for consulting services value at $330,000 and $460,000, respectively.

During the three months ended September 30, 2024 and 2023, the Company did not issue any shares of common stock to consultants in exchange for consulting services.

During the nine months ended September 30, 2024 and 2023, the Company issued 202,754 and 56,627 shares of common stock to nineteen and twenty of its employees as compensation valued at $407,233 and $558,655, respectively.

During the three months ended September 30, 2024 and 2023, the Company issued 144,993 and 30,303 shares of common stock to nineteen and twenty of its employees as compensation valued at $278,533 and $214,332, respectively.

During the nine months ended September 30, 2024 and 2023, the Company issued 300,000 and 0 shares of common stock for private placement valued at $250,000 and $0, respectively.

During the three months ended September 30, 2024 and 2023, no shares were issued for private placement.

During the nine months ended September 30, 2024 and 2023, the Company issued 24,631 and 0 shares of common stock for settlement of acquisition of subsidiary valued at $75,002 and $0, respectively.

During the three months ended September 30, 2024 and 2023, no shares were issued for settlement of acquisition of subsidiary.

During the nine months ended September 30, 2024 and 2023, the Company issued 0 and 52,229 shares of common stock for staff exercised options, at $23.70 per share, total amounting to $0 and $1,226,793, respectively.

During the three months ended September 30, 2024 and 2023, the Company did not issue any shares of common stock for staff exercised options.

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

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2024 and December 31, 2023:In December 2020, a total of 838 warrants were exercised in exchange for 838 Series C-1 preferred stocks. (refer note 17 for details).

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2024 and December 31, 2023:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020 (a)	137	$6,300.00	0.60
Issued (b)	142	$6,300.00	0.50
Issued (a)	9,630	$148.50	5.00
Exercised	(21)	$6,300.00	—
Expired	—	—	—
Outstanding as of December 31, 2021	9,888	$308.55	4.88
Issued (c)	248,586	$49.20	4.11
Exercised	(5,307)	$49.20	0.50
Expired	(238)	$6,300.00	—
Outstanding as of December 31, 2022	252,929	$53.55	4.03
Outstanding as of December 31, 2023	252,929	$53.55	3.02
Outstanding as of September 30, 2024	252,929	$53.55	2.77

There is no intrinsic value for the warrants as of September 30, 2024 and December 31, 2023.

(a)	Common stock will be issued upon exercise of the 9,630 warrants having intrinsic value of $0 and $73,667 as of December 31, 2022 and 2021, respectively.

(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 77,200 shares of common stock with the intrinsic value of $0 and $10,433,580 as of December 31, 2022 and 2021, respectively.

(c)	Common stock will be issued upon warrants exercise of the 243,299 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by nine months from September 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. No additional warrants modification expense were recorded as of September 30, 2024 and December 31, 2023, respectively.

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

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2022	—	—	—
Granted	129,684	$97.35	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2023	129,684	$97.35	10
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of September 30, 2024	129,684	$97.35	9.25

The total fair value of options vested during the nine months ended September 30, 2024 and 2023 was $0.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2024 and 2023:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Ex-director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2022	21,732	$114.75	0.92 years
Issued	—	—	—
Vested	(21,732)	114.75	—
Cancelled	—	—	—
Unvested as of December 31, 2023	—	$—	—
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Unvested as of September 30, 2024	—	$—	—

The Company issued 54,330 shares of its common stock on September 1, 2021 (“start date”) of which 43,464 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 10,866 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the nine months ended September 30, 2024 and 2023, the Company recognized the amortization of stock compensation expense of $0 and $645,750, respectively.  For the three months ended September 30, 2024 and 2023, the Company recognized the amortization of stock compensation expense of $0 and $149,625, respectively.

NOTE — 15 PREFERRED STOCKS AND WARRANTS

As of September 30, 2024 and December 31, 2023, the Company’s preferred stocks have been designated as follow:

	No. of shares	Stated Value
Series A Convertible Preferred Stock	10,000	$1,000
Series B Convertible Preferred Stock	10,000	$1,336
Series B-1 Convertible Preferred Stock	15,000	$2,917
Series C Convertible Preferred Stock	15,000	$5,763
Series C-1 Convertible Preferred Stock	30,000	$420
Series X Super Voting Preferred Stock	153,500	$0.0001

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the three and nine months ended September 30, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of September 30, 2024 and December 31, 2023, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued during the three and nine months ended September 30, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of September 30, 2024 and December 31, 2023, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

No Series B-1 Preferred Stocks issued during the three and nine months ended September 30, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company’s common stock valued at $466,720, equal to approximately $9.72 per share.

As of September 30, 2024 and December 31, 2023, no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the three and nine months ended September 30, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of September 30, 2024 and December 31, 2023, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Shares

No Series C-1 Preferred Stocks were issued during the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024 and December 31, 2023, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

Series X Super Voting Preferred Shares

During the three and nine months ended September 30, 2024 and 2023, Thoughtful Media Group Incorporated and Nusatrip Incorporated issued 75,000 and 75,000 Series X Super Voting Preferred Stock to director.

In August 2021, the Company created a new series of preferred stock titled “Series X Super Voting Preferred Stock”, at par value, consisting of 3,500 shares. The Series X Super Voting Preferred Stock carries certain rights and privileges including but not limited to the right to 10,000 votes per share) to vote on all matters that may come before the stockholders of the Corporation, voting together with the common stock as a single class on all matters to be voted or consented upon by the stockholders but is not entitled to any dividends, liquidation preference or conversion or redemption rights. The Series X Super Voting Preferred Stock is accounted for as an equity classification.

As of September 30, 2024 and December 31, 2023, there were 153,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE — 16 TREASURY STOCK

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. The following table presents information with respect to repurchases of common stock during the nine months ended and September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023

Aggregate common stock repurchased	51,902	611,605
Weighted average price paid per share	$1.0583	$1.0473
Total amount paid	$54,928	$640,525

As of September 30, 2024 and December 31, 2023, we had up to $0 and $1,214,475 of the share repurchase program available, respectively. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE — 17 INCOME TAXES

For the nine months ended September 30, 2024 and 2023, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Nine Months ended September 30,
	2024	2023
Tax jurisdiction from:
- Local	$2,369,812	$7,699,267
- Foreign	3,736,942	4,915,808
Loss before income taxes	$6,106,754	$12,615,075

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2024	2023
Current:
- United States	$23,647	$—
- Vietnam	4,050	—
- India	1,864	1,809
- Indonesia	—	605
- Thailand	27,241	—
Income tax expense	$56,802	$2,414

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

As of September 30, 2024, the operation in the United States incurred $35,533,501 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $7,462,035 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of September 30, 2024, the operation in the Singapore incurred $12,205,828 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $2,074,991 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of September 30, 2024, the operation in the Vietnam incurred $5,706,694 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,141,339 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of September 30, 2024, the operation in the India incurred $7,550 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $1,888.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of September 30, 2024, the Company’s subsidiary operations in Indonesia incurred $941,157 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $207,055 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company’s subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of September 30, 2024, the Company’s subsidiary operations in Philippines incurred $1,191,795 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $297,949 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company’s subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of September 30, 2024, the Company’s subsidiary operations in Thailand incurred $529,466 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $105,893 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of September 30, 2024, the operation in the Maylaysia incurred $3,243 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $778.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of September 30, 2024 and December 31, 2023 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	September 30, 2024	December 31, 2023
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	7,462,035	7,119,197
- Singapore	2,074,991	1,714,014
- Vietnam	1,141,339	976,328
- India	—	—
- Philippines	297,949	245,617
- Indonesia	207,055	63,013
- Thailand	105,893	118,848
- Malaysia	—	—
	17,304,397	16,252,152
Less: valuation allowance	(17,240,281)	(16,102,294)
Deferred tax assets, net	$64,116	$149,858

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of September 30, 2024 and December 31, 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the three and nine months ended September 30, 2024 and 2023, there were no penalties or interest recorded in income tax expense.

NOTE — 17 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended September 30, 2024 and 2023, $62,865 and $25,424 contributions were made accordingly. During the nine months ended September 30, 2024 and 2023, $190,251 and $228,112 contributions were made accordingly.

NOTE — 18 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid to the director and key management personnel, the total salaries of $187,500 and $242,500 during the three months ended September 30, 2024 and 2023, respectively.

The Company paid to the director and key management personnel, the total salaries of $562,500 and $727,500 during the nine months ended September 30, 2024 and 2023, respectively.

The Company issued 0 and 19,559 shares of Common stock, at the price of $0 and $149,625 for the stock based compensation to a key management personnel during the three months ended September 30, 2024 and 2023, respectively.

The Company issued 0 and 432,361 shares of Common stock, at the price of $0 and $677,036 for the stock based compensation to a key management personnel during the nine months ended September 30, 2024 and 2023, respectively.

The Company subsidiary paid their one officer, total professional fee of $0 and $2,205 during the three months ended September 30, 2024 and 2023, respectively.

The Company subsidiary paid their one officer, total professional fee of $4,486 and $7,470 during the nine months ended September 30, 2024 and 2023, respectively.

The Company paid and accrued to its shareholders, total professional fee of $250,000 and $200,000 during the nine months ended September 30, 2024 and 2023, respectively.  Including in the above the Company issued 0 shares of $0 and 196,078 shares of $200,000 during the nine months ended September 30, 2024 and 2023, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated unaudited condensed financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE —19 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2024 and 2023, respectively, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$809,933	48.33%	$277,436

	Nine months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,679,269	51.19%	$277,436

	Three months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$920,495	41%	$295,056

	Nine months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,947,566	45%	$295,056

(b) Major vendors

For the three and nine months ended September 30, 2024 and 2023, respectively, the vendors who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balance as at period-end date, are presented as follows:

	Three months ended September 30, 2024		September 30, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$281,220	19.61%	$108,947

	Nine months ended September 30, 2024		September 30, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$802,420	20.52%	$108,947

	Three months ended September 30, 2023		September 30, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$250,286	15%	$—

	Nine months ended September 30, 2023		September 30, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$733,301	16%	$—

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

NOTE — 20 COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company had no material commitments or contingencies.

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

NOTE — 21 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through November 14, 2024, the Company issued the unaudited condensed consolidated financial statements.

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 15, 2024, Quarterly Report on Form 10-Q for the three months ended March 31, 2024, as filed with the SEC on May 14, 2024, Quarterly Report on Form 10-Q for the three months ended June 30, 2024, as filed with the SEC on August 19, 2024 and other reports that we file with the SEC from time to time.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue, net	$1,675,894	$2,269,066	$5,233,483	$6,498,878
Cost of revenue	(1,310,248)	(1,706,502)	(3,910,883)	(4,672,918)
Gross income	365,646	562,564	1,322,600	1,825,960
Less operating expenses:
Sales and marketing expenses	(40,263)	(236,874)	(311,096)	(466,252)
Software development costs	(13,635)	(12,649)	(40,972)	(41,777)
Impairment loss	—	—	—	—
General and administrative expenses	(1,486,362)	(4,455,546)	(7,192,001)	(14,326,481)
Total operating expenses	(1,540,260)	(4,705,069)	(7,544,069)	(14,834,510)
Loss from operations	(1,174,614)	(4,142,505)	(6,221,469)	(13,008,550)

Other income (expense):
Impairment loss of intangible assets	(135,000)	—	(135,000)	—
Interest income	3,985	34,613	10,114	133,807
Interest expense	(40,466)	(278)	(40,924)	(930)
Gain on early lease termination	—	—	—	1,064
Gain on disposal of plant and equipment	—	—	206	—
JV income	—	816	—	7,660
Waiver of loan payable	382	188,738	43,792	203,938
Written-off of fixed assets	(60)	(5,093)	(8,480)	(7,676)
Other income	17,003	6,409	245,007	55,612
Total other income	(154,156)	225,205	114,715	393,475
Loss before income taxes	(1,328,770)	(3,917,300)	(6,106,754)	(12,615,075)
Income taxes	(51,808)	(746)	(56,802)	(2,414)
NET LOSS	$(1,380,578)	$(3,918,046)	$(6,163,556)	$(12,617,489)

Revenue. We generated revenues of $1,675,894 and $2,269,066 during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023 we generated revenue of $5,233,483 and $6,498,878, respectively. The decrease in revenue for three and nine months periods was mainly due to decrease in the sales from online ordering as business scale down, digital marketing as lower project execution and online ticketing and reservation business as system upgrading interruption.

During the three and nine months ended September 30, 2024 and 2023, the following customer exceeded 10% of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$809,933	48.33%	$277,436

	Nine months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,679,269	51.19%	$277,436

	Three months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$920,495	41%	$295,056

	Nine months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,947,566	45%	$295,056

The customer is in United States.

Cost of Revenue. Cost of revenue was $1,310,248 and $1,706,502 for three months ended September 30, 2024, and 2023, respectively. During the period of nine months ended September 30, 2024 and 2023, the incurred cost of revenue was $3,910,883 and $4,672,918, respectively. Cost of revenue decreased in line with the decreased sales.

Major vendors

For the three and nine months ended September 30, 2024 and 2023, respectively, the vendors who accounted for 10% or more of the Company’s cost of sales and its outstanding payable balances at year-end dates, are presented as follows:

	Three months ended September 30, 2024		September 30, 2024
Vendor	Purchase	Percentage of purchases	Accounts payable
Vendor A	$281,220	19.61%	$108,947

	Nine months ended September 30, 2024		September 30, 2024
Vendor	Purchase	Percentage of purchase	Accounts payable
Vendor A	$802,420	20.52%	$108,947

	Three months ended September 30, 2023		September 30, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$250,286	15%	$—

	Nine months ended September 30, 2023		September 30, 2023
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$733,301	16%	$—

Gross Income. We recorded a gross income of $365,646 and $562,564 for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, we recorded a gross income of $1,322,600 and $1,825,960, respectively. The decrease in gross income is due to decreased gross income from revenue from digital marketing and online ticketing and reservation business. Gross income margin was 22% and 28% for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, our gross income margin was 25% and 28% respectively. Decrease in gross margin for the three and nine months periods ended September 30, 2024 was due to lower profit margin across all businesses.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $40,263 and $236,874 for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, we incurred S&M expenses of $311,096 and $466,252, respectively. The decrease in S&M expense in 2024 was primarily attributable to the planned cost reductions and marketing strategy redesign.

Software Development Cost (“SDC”). We incurred SDC expenses of $13,635 and $12,649 for three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, we incurred SDC expenses of $40,972 and $41,777, respectively. The SDC remained stable for the existing development team.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,486,362 and $4,455,546 for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, we incurred G&A expenses of $7,192,001 and $14,326,481, respectively. The G&A is primarily consisting of the professional costs associated with costs related to its listing on the Nasdaq Stock Exchange, staff cost and D&O insurance cost. The significant decrease is primarily due to effectiveness of cost control improvement.

Income Tax Expense. Our income tax expense for the three months ended September 30,2024 and 2023 was $51,808 and $746, respectively, and for nine months ended September 30, 2023 and 2022 was $56,802 and $2,414, respectively.

Net Loss. As a result of the items noted above, for the three months ended September 30, 2024, we incurred a net loss of $1,380,578 as compared to the same period ended September 30, 2023 of $3,918,046. During the nine months ended September 30, 2024 the Company incurred a loss of $6,163,556, as compared to $12,617,489 for the same period ended September 30, 2023. The decrease in net loss was primarily attributable to decreased in G&A. The net loss for the nine months ended September 30, 2024 includes non-cash items including stock-based compensation for services of $737,248 and depreciation and amortization of $493,306.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents and restricted cash of $4,220,371 and $54,100, respectively, accounts receivable of $764,254, deposits, prepayments and other receivables of $1,445,593, inventories of $838,843, contract assets of $607,117 and deferred tax assets of $64,116.

As of December 31, 2023, we had cash and cash equivalents and restricted cash of $3,628,670 and $95,312, respectively, accounts receivable of $1,338,170, deposits, prepayments and other receivables of $2,207,774, inventories of $431,483 and contract assets of $247,368.

For the nine months ended September 30, 2024, the Company’s stockholders’ equity was $862,575 which decreased as a result of an increase in accumulated deficit partially offset by additional paid-in-capital. For the nine months ended September 30, 2024, the Company incurred net loss of $6,163,556 and net cash used in operating activities of $1,178,148. Net cash used in investing activities was $9,826. Net cash provided by financing activities was $1,774,423, resulting principally from share buyback exercise and purchase of subsidiary.

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

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(1,178,148)	$(9,817,965)
Net cash used in investing activities	(9,826)	(296,287)
Net cash provided by (used in) financing activities	1,786,943	(650,525)
Effect on exchange rate change	(48,480)	42,869
Net change in cash and cash equivalents	550,489	(10,721,908)
Cash and cash equivalent and restricted cash at beginning of period	3,723,982	19,003,336
Cash and cash equivalent and restricted cash at end of period	$4,274,471	$8,281,428

Net Cash Used in Operating Activities.

For the nine months ended September 30, 2024, net cash used in operating activities was $1,178,148, which consisted primarily of a net loss of $6,163,556, waiver of loan payable of $43,792, deposits, prepayments and other receivables of $1,407,828, contract assets of $338,219, contract liabilities of $49,535, advances to related parties of $7,512 and operating lease liabilities of $365,970, partially offset by bad debts of $35,699, depreciation and amortization of $493,306, impairment of intangible assets of $135,000, written-off of plant and equipment of $8,480, non-cash stock-based compensation for services of $737,248, deferred tax assets of $85,742, accounts receivable of $654,686, accrued liabilities and other payables of $3,401,850, inventories of $174,551, accounts payable of $1,106,556, and right of use assets of $365,352.

For the nine months ended September 30, 2023, net cash used in operating activities was $9,817,965, which consisted primarily of a net loss of $12,617,489, gain from early lease termination of $1,064, waiver of loan payable of $203,938, deferred tax assets of $159,841, accounts receivable of $407,061, contract assets of $9,052, contract liabilities of $317,060, accrued liabilities and other payables of $3,209,471 and operating lease liabilities of $377,787, partially offset by bad debts of $283,519, depreciation and amortization of $1,103,200, written-off of plan and equipment of $7,676, non-cash stock-based compensation for services of $3,411,207, inventories of $143,314, deposits, prepayments and other receivables of $1,355,079, accounts payable of $541,740, advances to related parties of $216,278 and right of use assets of $422,785.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, to finance our operations and future acquisitions.

Net Cash Used in Investing Activities.

For the nine months ended September 30, 2024, there was a net cash outflow of $9,826, which was used in purchase of plant, and equipment.

For the nine months ended September 30, 2023, there was a net cash outflow of $296,287, which consist of $185,255 used in purchase of property, plant, and equipment and $143,771 used in intangible assets and partially offset by $32,739 of cash generated from purchase of subsidiary and business acquisition.

Net Cash Provided by (Used In) Financing Activities.

For the nine months ended September 30, 2024, net cash provided by financing activities was $1,786,943 mainly from private placement of $250,000, loans of $405,564 and resale of treasury share of $1,137,273, partially offset by repayment of loan of $5,894.

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

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in six reportable operating segments: (i) Online Grocery and Food and Groceries Deliveries, (ii) Digital marketing, (iii) Online ticketing and reservation, (iv) Telecommunications Reseller, (v) e-Commerce, and (vi) Corporate.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2024 and December 31, 2023, the cash and cash equivalents excluded restricted cash amounted to $4,220,371 and $3,628,670, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $83,152 as of September 30, 2024 and December 31, 2023, respectively. In addition, the Company has uninsured bank deposits of $3,989,977 and $3,262,161 with a financial institution outside the U.S as of September 30, 2024 and December 31, 2023, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2024 and December 31, 2023, the restricted cash amounted to $54,100 and $95,312, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both September 30, 2024 and December 31, 2023, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three and nine months ended September 30, 2024 and 2023. The inventories amounted to $294,487 and $431,483 at September 30, 2024 and December 31, 2023, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Impairment loss of intangible assets of $135,000 and $0 have been recognized for the three and nine months period ended September 30, 2024 and 2023, respectively.

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

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our six business segments (business to consumer or “B2C”), lifestyle (B2C), grocery and food delivery (B2C), telecommunication reseller (B2C), online ticketing and reservations (B2C) and the services providing to merchants for their business growth (business to business or “B2B”), merchant POS (B2B), digital marketing (B2B) and online ticketing and reservations (B2B).

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three and nine months period ended September 30, 2024.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three and nine months ended September 30, 2024, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $4,931 and $87,201 respectively, in the Lifestyle sector.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $29,360 and $456,972 respectively, in the Lifestyle sector.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $0 and $3,809, respectively, from software fees.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $0 and $5,696 respectively, from software fees.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $0 and $54,762, respectively, from this stream.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $0 and $88,847, respectively, from this stream.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $106 and $2,977, respectively, from telecommunications.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $4,849 and $23,648, respectively, from telecommunications.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $1,461,480 and $1,784,695, respectively, from this stream.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $4,542,073 and $4,579,429, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three and nine months ended September 30, 2024 and 2023.

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

During the three months ended September 30, 2024 and 2023, the Company generated revenue of $209,377 and $394,193, respectively, from this stream.

During the nine months ended September 30, 2024 and 2023, the Company generated revenue of $657,201 and $1,438,829, respectively, from this stream.

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

There were contract assets balance was $607,117 and $247,368 on September 30, 2024 and December 31, 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,326,384 and $1,265,753 on September 30, 2024 and December 31, 2023, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the nine months ended September 30, 2024, and 2023, software development costs were $40,972 and $41,777, respectively. For the three months ended September 30, 2024 and 2023, the software development costs were $13,635 and $12,649, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company’s suppliers or distributors for our coporate business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of revenue.

●	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $311,096 and $466,252 for the nine months ended September 30, 2024 and 2023, respectively. Advertising expense was $40,263 and $236,874 for the three months ended September 30, 2024 and 2023, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of September 30, 2024 and December 31, 2023. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three and nine months ended September 30, 2024 and 2023.

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

Schedule of Foreign currencies translation and transactions

Translation of amounts from SGD into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end SGD$:US$ exchange rate	$0.77993	$0.73165
Period average SGD$:US$ exchange rate	$0.74763	$0.74578

Translation of amounts from VND into US$ has been made at the following exchange rates for nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end VND$:US$ exchange rate	$0.000041	$0.000041
Period average VND$:US$ exchange rate	$0.000040	$0.000042

Translation of amounts from INR into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end INR$:US$ exchange rate	$0.01194	$0.01202
Period average INR$:US$ exchange rate	$0.01199	$0.01214

Translation of amounts from PHP into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end PHP:US$ exchange rate	$0.01783	$0.01764
Period average PHP:US$ exchange rate	$0.01754	$0.01802

Translation of amounts from THB into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end THB:US$ exchange rate	$0.03094	$0.02727
Period average THB:US$ exchange rate	$0.02802	$0.02895

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end MYR:US$ exchange rate	$0.24267	$0.21276
Period average MYR:US$ exchange rate	$0.21592	$0.22157

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end IDR:US$ exchange rate	$0.000066	$0.000064
Period average IDR:US$ exchange rate	$0.000063	$0.000066

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

For the three and nine months ended September 30, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(1,377,885)	$(3,861,929)
Weighted average common shares outstanding – Basic and diluted	2,882,349	1,898,924
Net loss per share – Basic and diluted	$(0.48)	$(2.03)

	Nine months ended September 30,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(6,156,153)	$(12,472,114)
Weighted average common shares outstanding – Basic and diluted	2,733,145	1,861,192
Net loss per share – Basic and diluted	$(2.25)	$(6.70)

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

As of September 30, 2024 and December 31, 2023, the Company recorded the right of use asset of $917,836 and $1,407,956, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2024, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three and nine months ended September 30, 2024 and 2023. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOCIETY PASS INCORPORATED

Date: November 15, 2024	/s/ Raynauld Liang
Raynauld Liang
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2024	/s/ Yee Siong Tan
Yee Siong Tan
Chief Financial Officer
(Principal Financial Officer)