Form 10-K
period 2024-12-31
SOCIETY PASS INCORPORATED.
filed 2025-04-16
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of September 30, 2024, the last business day of the Registrant’s most recently completed third fiscal quarter, based on the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $3.3 million.

The number of shares outstanding of the Registrant’s common stock, par value $0.0001 per share, on March 31, 2025 was 4,968,030.

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

As a result, Thoughtful Media’s content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media’s data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 248 YouTube channels has onboarded over 251 million subscribers with an average monthly viewership of over 600 million views.

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

Nusatrip Incorporated, a Nevada corporation, owns 99% of Nusatrip International Pte Ltd, a Singapore subsidiary, with five wholly owned subsidiaries including Nusatrip Singapore Pte Ltd, a Singapore corporation, Nusatrip Malaysia Sdn Bhd, a Malaysia corporation, PT Tunas Sukses Mandiri, an Indonesia corporation, Mekong Leisure Travel Company Limited and Vietnam International Travel and Service Company Limited, a Vietnam corporations. These companies are engaged in online travel ticketing, reservation and hotel system services.

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

On August 21, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (the “Sales Agent”), acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Common Stock. The Company is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of Nasdaq to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the Sales Agreement generally, the Sales Agent may sell the common stock by any method permitted by law deemed to be an “at the market” offering as defined by Rule 415(a)(4) and Rule 415(a)(1)(x) promulgated under the Securities Act of 1933, as amended. The Company has agreed to pay the Sales Agent commissions for its services in acting as sales agent in the sale of the common stock at a commission rate equal to 3.0% of the gross sales price per share of common stock sold pursuant to the Sales Agreement, if any, and has agreed to provide the Sales Agent with customary indemnification and contribution rights. The Sales Agreement may be terminated by the Sales Agent or the Company at any time upon written notice to the other party. On May 25, 2024, the Company and the Sale Agent entered into an amendment to the Sales Agreement (the “Amendment”). Pursuant to the Amendment, the aggregate offering price of the Common Stock that will be offered and sold will be up to $1,138,282.

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

SEA continues to enjoy robust population growth. The United Nations Population Division estimates that the population of the SEA countries in 2000 was approximately 527 million people growing to 700 million in 2025 and 722 million in 2030.

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

We incurred net losses of $10,237,297 and $18,098,918 in fiscal years ended December 31, 2024 and 2023, respectively.

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

Launching our Loyalty System

In 2024, we market our unique merchant agnostic and universal Society Points to generate additional revenues for merchants and create permanent customer loyalty in SEA. For consumers, Society Points will offer them both a cashless payment option and the ability to spend bonus points accumulated from one consumer vertical such as lifestyle to a separate one such as travel.

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

Expanding service offerings to merchants

Merchants are a critical component of our business, thus growing our registered merchant base and serving them with desirable technology and marketing solutions to improve sales, cut costs, and realize operational efficiencies. We onboard merchants through marketing outreach tools such as our websites, public relations, social media and focused sales efforts. In our marketing messages, we attract merchants to our ecosystem by offering them access to our growing consumer base as well as numerous opportunities to optimize their sales, including enhanced customer loyalty through the continuous improvement of our Society Points in 2025.

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

Trademarks

The Company is the owner of multiple registered and common law trademarks in connection with its technology and its services. The names and marks “Society Pass”, “SOPA”, “Leflair”, “#HOTTAB”, “Nusatrip” and other trademarks, trade names, and service marks of Society Pass in this Annual Report are the property of Society Pass or its subsidiaries.

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

Majority of our revenues are derived from SEA. As a result, our business is subject to the economic, political and legal environment in SEA. The economies of SEA differ from other countries in various respects such as government involvement, level of development, growth rate, allocation of resources and inflation rate. Prior to the 1990s, many SEA countries relied on a planned economy. State-owned enterprises still account for a substantial portion of SEA’s industrial output, though governments in general are reducing the level of direct control that they exercise over the economy through state plans and other measures. It is our understanding that there is an increasing level of freedom and autonomy in areas such as resource allocation, production and management and a gradual shift in emphasis to market economies and enterprise reform.

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

We derive majority of our revenue from the operations of our Platform in SEA and expect to derive our revenue from SEA. Our functional currencies will by necessity be the currencies of the countries of SEA. Our reporting currency is the U.S. dollar. We translate our results of operations using the average exchange rate for the period, unless the average is not a reasonable approximation of the cumulative effect of the rates prevailing on the transaction dates, in which case income and expenses are translated at the rate on the dates of the transactions, and we translate our financial position at the period-end exchange rate. Accordingly, any significant fluctuation between the currencies of countries of SEA and South Asia on the one hand and the U.S. dollar on the other could expose us to foreign exchange risk.

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

On May 25, 2023, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty (30) consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing. On May 15, 2024, Nasdaq confirmed that the Company had regained compliance with the bid price.

On August 21, 2024, we received a letter from Nasdaq indicating that, the Company does not presently comply with Nasdaq’s Listing Rule 5550(b)(1), which requires that the Company maintain a minimum of $2.5 million in stockholders’ equity, and that the Company also does not meet the alternatives of market value of listed securities or net income from continuing operations set forth in the Listing Rule. On February 18, 2025, we received written notice from Nasdaq indicating that based upon the Company’s continued non-compliance with Rule 5550(b)(2) which requires that the Company shall maintain at least $25,000,000 stockholders’ equity, the Nasdaq staff has determined to delist the Company’s common stock from the Nasdaq Capital Market effective February 27, 2025 unless the Company timely requests an appeal of this determination before the Nasdaq Hearings Panel (the “Panel”) by February 25, 2025. On April 9, 2025, the Panel issued a decision that granted the Company’s request to continue its listing on Nasdaq based on the information presented. The Panel has determined to grant the Company’s request for an exception until June 30, 2025.

On December 6, 2024, we received a letter (the “December 2024 Nasdaq Staff Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty (30) consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days to regain compliance. Since then, the staff of Nasdaq has determined that for the last eleven consecutive business days, from January 31 through February 14, 2025, the closing bid price for the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

If we fail to meet the applicable Nasdaq requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. You may be unable to sell your common stock in the United States unless a market can be established or sustained. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

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

Dennis Nguyen, our Founder and former CEO, currently beneficially owns common stock and Super Voting Preferred Stock that provide him with 86.06% of the voting power of our voting stock. Therefore, even after further offerings, he will have the ability to substantially influence us through this ownership position. For example, he may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. His interests may not always coincide with our corporate interests or the interests of other shareholders, and he may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as he continues to own a significant amount of our equity, he will continue to be able to strongly influence or effectively control our decisions.

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

Item 2. Properties.

Our principal executive offices are located at 701 S. Carson Street, Suite 200, Carson City, NV 89701.

As of December 31, 2024, the Company recorded the ROU asset of $751,672 and lease obligation of $753,375. We do not currently own any real estate.

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

The Company is currently litigating three cases pending in the Supreme Court for the State of New York, New York County and one case pending in the United States District Court, Central District of California.

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

The fourth case is a Petition to Confirm Arbitration Award filed by Yeah1 Group Corporation against Thoughtful (Thailand) Co., Ltd.; Adactive Media CA, Inc.; and others, seeking in excess of $705,537 for damages issued in a final arbitration award. The matter was filed on November 26, 2024, in the United States District Court, Central District of California, Case No. 2:24-cv-10254. The case is in initial stages and a responsive pleading to the petition is due by March 27, 2025. No Scheduling Order has been filed. Management received the Final Award from a corporate representative of one of the respondents of the Underlying Arbitration, in September 2024, and determined to record the judgement as liabilities of the Company, even though no judgment enforcement or collection procedure has been initiated in California or in Thailand.

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

Holders

As of March 31, 2025, there were 113 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business and fund our share repurchase program, and we do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2024.

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

The companies by the Company form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in SEA while maintaining an administrative headquarters in Singapore and a software development center in the Philippines. We continue to expand our e-commerce ecosystem throughout the rest of SEA by making selective acquisitions of leading e-commerce companies and applications with particular focuses on Vietnam, Thailand, Indonesia and Philippines of SEA. Material acquisitions include:

●	In February 2021, we acquired an online lifestyle platform of Leflair branded assets (the “Leflair Assets”).

●	In February 2022, we acquired NREI and Dream Space in February 2022 which operate the food delivery companies Pushkart in the Philippines and Handycart in Vietnam, respectively.

●	In May 2022, we acquired Gorilla Net and Gorilla Mobile in May 2022.

●	In July 2022, through our wholly owned subsidiary, New Retail Experience Incorporated, we acquired Mangan PH Food Delivery Services Corp., a corporation registered in Philippines;

●	In July 2022, through our wholly owned subsidiary, Thoughtful Media Group Incorporated, a Nevada corporation, we acquired a digital marketing company with significant operations in Thailand and the United States.

●	In August 2022, we acquired entities that give us ownership of the Nusatrip travel services marketing platform.

●	In April, 2023, through our 100% owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Thoughtful Media Group Indonesia (Formerly known as PT Wahana Cerita Indonesia), an Indonesia-based company operating digital marketing and event organizing.

●	In April, 2023, through our 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam-based travel agency.

●	In July, 2023, through our 99% owned subsidiary Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam-based travel agency.

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

As a result, Thoughtful Media’s content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media’s data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 248 YouTube channels has onboarded over 251 million subscribers with an average monthly viewership of over 600 million views.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the years ended December 31, 2024 and 2023:

	YEARS ENDED DECEMBER 31,
	2024	2023
Revenue, net	$7,105,530	$8,171,635
Cost of revenue	(5,242,616)	(5,701,645)
Gross income	1,862,914	2,469,990
Less operating expenses:
Sales and marketing expenses	(341,461)	(577,931)
Software development costs	(54,644)	(55,645)
General and administrative expenses	(10,788,141)	(19,796,832)
Total operating expenses	(11,184,246)	(20,430,408)
Loss from operations	(9,321,332)	(17,960,418)

Other income (expense):
JV income	—	7,638
Gain from early lease termination	—	1,064
Gain on disposal of plant and equipment	205	1,438
Impairment loss on goodwill	(6,348)	—
Impairment loss on intangible assets	(135,000)	(276,000)
Interest income	13,447	160,702
Interest expense	(152,144)	(235)
Loss on disposal of a subsidiary	(75)	—
Provision for loss on litigation settlement	(818,352)	—
Waiver of loan payable	43,835	192,716
Write-off of plant and equipment	(75,894)	(386,160)
Other income	294,900	185,652
Net total other expense	(835,426)	(113,185)
Loss before income taxes	(10,156,758)	(18,073,603)
Income taxes	(80,539)	(25,315)
NET LOSS	$(10,237,297)	$(18,098,918)

Revenue. For the years ended December 31, 2024 and 2023, we generated revenue of $7,105,530 and $8,171,635 respectively. The revenue decreased $1,066,105 mainly from the sales of online ticketing and reservation of $721,783 and online ordering of $477,316.

Revenue by business segment. For the years ended December 31, 2024 and 2023, digital marketing generated revenue of $6,173,970 and $5,966,611 respectively, online ticketing and reservations generate revenue of $885,017 and $1,606,800 respectively, online ordering including e-commerce and online F&B and groceries delivery generated revenue of $34,808 and $512,124 respectively, software subscription including POS Merchant and online hotel service software generated revenue of $6,837 and $62,082 respectively, and telecommunication reseller generated revenue of $4,898 and $24,018 respectively. Digital marketing and online ticketing and reservations increased as results of business expansion. Online ticketing and reservation, ordering including e-commerce and online F&B and groceries delivery decreased as a result of stronger competition from big market players and mature of direct online platform from various sellers.

Revenue by geographic segment. From the year ended December 31, 2023 to December 31, 2024, United States revenue decreased from $3,936,733 to $3,506,052 and Thailand revenue increased from $1,083,080 to $1,463,055 both from digital marketing segment. Indonesia revenue decreased from $1,235,834 to $892,210 from online ticketing and reservation business segment. Vietnam revenue decreased from $1,256,972 to $634,190 mainly due to revenue decreased in e-Commerce online ordering business segment. The rest of other geographic segment in the Philippines, Singapore and Malaysia has remained consistent.

Top Customers Revenue for the years ended December 31, 2024 and 2023

For the years ended December 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Year ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,506,052	49.34%	$253,373

	Year ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,936,733	48.18%	$340,424

The above significant customer is located in the United States.

Cost of Revenue. For the years ended December 31, 2024 and 2023, we incurred cost of revenue of $5,242,216 and $5,701,645 respectively. The movement in cost of revenue was in line with the decrease in each revenue, and with better performance in digital marketing, averaging the lower increase in overall cost of revenue.

Top Vendors Cost of Revenue for the years ended December 31, 2024 and 2023

For the years ended December 31, 2024 and 2023, the vendors who accounts for 10% or more of the Company’s cost of sales and its outstanding payable balance as at year-end date, are presented as follows:

	Year ended December 31, 2024		December 31, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$1,018,846	19.43%	$85,745

	Year ended December 31, 2023		December 31, 2023
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$1,027,237	18.02%	$111,447

The above significant vendor is located in Thailand.

Gross Income. For the years ended December 31, 2024 and 2023, we recorded a gross income of $1,862,914 and $2,469,990 , respectively. The decrease is due to decreased revenue from online ticketing and reservation business.

Sales and Marketing Expenses (“S&M”). For the years ended December 31, 2024 and 2023, we have incurred S&M expenses of $341,461 and $577,931, respectively. The decrease in S&M is primarily attributable to the decreased in sales activities and the related marketing cost control throughout all business segments.

Software Development Cost (“SDC”). For the years ended December 31, 2024 and 2023, we incurred SDC expenses of $54,644 and $55,645, respectively, remained consistent.

General and Administrative Expenses (“G&A”). For the years ended December 31, 2024 and 2023, we incurred G&A expenses of $10,788,141 and $19,796,832, respectively. The decrease in G&A is primarily attributable to the decrease in professional costs associated with costs related to business acquisitions, stock-based compensation for services, D&O insurance costs and staff costs.

Other (income) expense. Net total other expenses for the years ended December 31, 2024 and 2023 was $835,426 and $113,185, respectively. The increase was mainly attributed from provision for loss on litigation settlement of $818,352.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2024 and 2023 was $80,539 and $25,315, respectively. The increase was mainly attributed from taxable income in US and Thailand.

Net Loss. As a result of the items noted above, for the year ended December 31, 2024, we incurred a net loss of $10,237,297, as compared to $18,098,918 for the year ended December 31, 2023. The net loss decreases primarily attributable to decrease in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $7,630,079, accounts receivable of $1,111,161, deposits, prepayments and other receivables of $5,189,850, inventories of $157,734 and contract assets of $333,188.

As of December 31, 2023, we had cash and cash equivalents of $3,628,670, accounts receivable of $1,338,170, deposits, prepayments and other receivables of $2,207,774, inventories of $431,483 and contract assets of $247,368.

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

	Year Ended December 31,
	2024	2023
Net cash generated by (used in) operating activities	$2,473,495	$(13,908,134)
Net cash used in investing activities	(29,959)	(340,246)
Net cash provided by (used in) financing activities	1,476,971	(785,525)
Effect on exchange rate change	39,490	(245,449)
Net change in cash and cash equivalents*	3,959,997	(15,279,354)
Cash and cash equivalent* at beginning of year	3,723,982	19,003,336
Cash and cash equivalent* at end of year	$7,683,979	$3,723,982

*	Cash and cash equivalent in statements of cash flows includes restricted cash

Net Cash Generated By (Used in) Operating Activities

For the year ended December 31, 2024, net cash generated by operating activities was $2,473,495, which consists of a net loss of $10,237,297, waiver of loan payable of $43,835, deposits, prepayments and other receivables of $3,185,286, contract assets of $108,580, due to related party of $1,332, and operating lease liabilities of $483,083, partially offset by bad debts of $102,677, write-off of inventory of $55,112, depreciation and amortization of $651,654, gain on disposal of plant and equipment of $205, write-off plant and equipment of $75,894, impairment loss on intangible assets of $135,000, impairment loss on goodwill of $6,348, loss on disposal of subsidiary of $75, stock-based compensation for services of $804,733, deferred tax assets of $91,508, accounts receivable of $1,208, inventories of $178,936, accounts payables of $1,462,898, accruals and other payables of $12,207,945, contract liabilities of $277,609, and right of use assets of $481,516.

For the year ended December 31, 2023, net cash used in operating activities was $13,908,134, which consists of a net loss of $18,098,918, gain from early lease termination of $1,064, gain on disposal of plant and equipment $1,438, waiver of loan payable of $192,716, deferred tax assets of $149,858, accounts receivable of $167,307, contract assets of $227,058, contract liabilities of $260,518, accruals and other payables of $2,522,661 and operating lease liabilities of $643,043 partially offset by bad debts of $2,189, depreciation and amortization of $1,271,473, write-off of plant and equipment of $386,160, write-off of intangible assets of $276,000, treasury stock of $145,000, stock-based compensation for services of $3,969,392, inventories of $550,674, deposits, prepayments and other receivables of $592,899, accounts payables of $412,847, advances to related parties of $180,305 and right of use assets of $569,508.

Until we generate cash flows from operations, we expect to continue to rely on cash generated through financing from public offerings or private offerings by the Company or one or more of our subsidiaries’ securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities

For the year ended December 31, 2024, there was net cash outflow of $29,959 for purchase of plant and equipment.

For the year ended December 31, 2023, there was net cash outflow of $340,246 primarily consisted of purchase of plant and equipment of $219,214, purchase of intangible assets of $143,771, acquisition of subsidiary of $10,000, partially offset by cash received from business acquisition of $32,739.

Net Cash Provided by (Used In) Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $1,476,971, consisting of net cash inflow from resale of treasury stock.

For the year ended December 31, 2023, net cash used in financing activities was $785,525, consisting of fund used in share buyback.

On August 21, 2024, we received a letter from Nasdaq indicating that, the Company does not presently comply with Nasdaq’s Listing Rule 5550(b)(1), which requires that the Company maintain a minimum of $2.5 million in stockholders’ equity, and that the Company also does not meet the alternatives of market value of listed securities or net income from continuing operations set forth in the Listing Rule. On February 18, 2025, we received written notice from Nasdaq indicating that based upon the Company’s continued non-compliance with Rule 5550(b)(2) which requires that the Company shall maintain at least $25,000,000 stockholders’ equity, the Nasdaq staff has determined to delist the Company’s common stock from the Nasdaq Capital Market effective February 27, 2025 unless the Company timely requests an appeal of this determination before the Nasdaq Hearings Panel (the “Panel”) by February 25, 2025. On April 9, 2025, the Panel issued a decision that granted the Company’s request to continue its listing on Nasdaq based on the information presented. The Panel has determined to grant the Company’s request for an exception until June 30, 2025.

On December 6, 2024, we received a letter (the “December 2024 Nasdaq Staff Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty (30) consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days to regain compliance. Since then, the staff of Nasdaq has determined that for the last eleven consecutive business days, from January 31 through February 14, 2025, the closing bid price for the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

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

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity (deficit) on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2024 and 2023, the cash and cash equivalents excluded restricted cash amounted to $7,630,079 and $3,628,670, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $56,430 and $83,152 as of December 31, 2024 and 2023, respectively. In addition, the Company has uninsured bank deposits of $7,330,486 and $3,262,161 with a financial institution outside the U.S as of December 31, 2024 and 2023, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of December 31, 2024 and 2023, the restricted cash amounted to $53,900 and $95,312, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both December 31, 2024 and 2023, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the years ended December 31, 2024 and 2023, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories amounted to $157,734 and $431,483 at December 31, 2024 and 2023, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Impairment loss of intangible assets of $135,000 and $276,000 have been recognized for the years ended December 31, 2024 and 2023, respectively.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the year ended December 31, 2024.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the year ended December 31, 2024, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $34,808 and $414,120, respectively, in the Lifestyle sector.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $0 and $98,004, respectively, from this stream.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $4,898 and $24,018, respectively, from telecommunications.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $6,173,970 and $5,966,611, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the years ended December 31, 2023 and 2024.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $891,854 and $1,616,687, respectively, from this stream.

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

There were contract assets balance was $333,188 and $247,368 on December 31, 2024 and 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,426,901 and $1,265,753 on December 31, 2024 and 2023, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the year ended December 31, 2024, and 2023, software development costs were $54,644 and $55,645, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Cost of revenue related to our telecommunication data reseller segment consist of the cost of the primary telecommunication service, which are directly attributable to the sales of telecommunication data

Cost of revenue under digital marketing consist of the cost of primary digital marketing service, which are directly attributable to the sales of digital marketing.

●	Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company’s suppliers or distributors for our corporate business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of revenue.

●	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $341,461 and $577,931 for the years ended December 31, 2024 and 2023, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of December 31, 2024 and 2023. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the years ended December 31, 2024, and 2023.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$s. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Malaysian Ringgit (“MYR), Thailand Baht (“THB”) and Indonesian Rupiah (“IDR”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in shareholder’s equity (deficit).

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end SGD$:US$ exchange rate	$0.7338	$0.7575
Year average SGD$:US$ exchange rate	$0.7484	$0.7445

Translation of amounts from VND into US$ has been made at the following exchange rates for the years December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end VND$:US$ exchange rate	$0.000039	$0.000041
Year average VND$:US$ exchange rate	$0.000040	$0.000042

Translation of amounts from INR into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end INR$:US$ exchange rate	$0.0117	$0.0120
Year average INR$:US$ exchange rate	$0.0120	$0.0121

Translation of amounts from PHP into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end PHP:US$ exchange rate	$0.0172	$0.0180
Year average PHP:US$ exchange rate	$0.0174	$0.0180

Translation of amounts from THB into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end THB:US$ exchange rate	$0.0291	$0.0290
Year average THB:US$ exchange rate	$0.0284	$0.0287

Translation of amounts from MYR into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end MYR:US$ exchange rate	$0.2236	$0.2175
Year average MYR:US$ exchange rate	$0.2188	$0.2193

Translation of amounts from IDR into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end IDR:US$ exchange rate	$0.000062	$0.000065
Year average IDR:US$ exchange rate	$0.000063	$0.000066

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity (deficit), consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the years ended December 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Years ended December 31,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(10,227,278)	$(18,134,128)
Weighted average common shares outstanding – Basic and diluted	2,962,528	1,931,474
Net loss per share – Basic and diluted	$(3.45)	$(9.39)

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

As of December 31, 2024 and 2023, the Company recorded the right of use asset of $751,672 and $1,407,956, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2024, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the years ended December 31, 2024, and 2023. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

In March 2023, the FASB issued ASU No. 01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) that is intended to improve the guidance for applying Topic 842 to arrangements between entities under common control. This ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Management has evaluated and concluded no material impact of this to the financial statements.

In October 2023, the FASB issued Accounting Standards Updates (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). This update will improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB codification with the SEC’s regulations. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements, but does not expect the impact to be material.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and required more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management has evaluated and concluded no material impact of this to the financial statements as disclosed in “Segment Information”.

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

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company’s management does not believe the adoption of ASU 2024-02 will have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

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

Item 8. Financial Statements and Supplementary Data.

SOCIETY PASS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Society Pass Incorporated

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Society Pass Incorporated and subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and other comprehensive loss, consolidated statements of shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainties

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered a net loss of $10,237,297, working capital deficit of $8,754,740 and total shareholders’ deficit of $2,412,705 as at December 31, 2024 that cast substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Onestop Assurance PAC

We have served as the Company’s auditor since 2022.
PCAOB ID 6732
Singapore
April 15, 2025

SOCIETY PASS INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$7,630,079	$3,628,670
Restricted cash	53,900	95,312
Accounts receivable, net	1,111,161	1,338,170
Inventories	157,734	431,483
Contract assets	333,188	247,368
Deposits, prepayments and other receivables	5,189,850	2,207,774
Total current assets	14,475,912	7,948,777

Non-current assets:
Intangible assets, net	5,504,047	6,081,728
Goodwill	81,849	88,197
Plant and equipment, net	407,871	686,658
Right of use assets, net	751,672	1,407,956
Deferred tax assets	58,350	149,858
Total non-current assets	6,803,789	8,414,397

TOTAL ASSETS	$21,279,701	$16,363,174

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$2,997,994	$1,690,651
Contract liabilities	1,426,901	1,265,753
Accrued liabilities and other payables	18,323,527	6,866,169
Due to related parties	8,568	9,900
Operating lease liabilities	360,621	563,276
Loans	113,041	21,313
Total current liabilities	23,230,652	10,417,062

Non-current liabilities
Operating lease liabilities	392,754	847,950
Deferred tax liabilities	69,000	69,000
Total non-current liabilities	461,754	916,950

TOTAL LIABILITIES	23,692,406	11,334,012

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,766,500 and 4,916,500 shares undesignated as of December 31, 2024 and 2023, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of December 31, 2024 and 2023, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of December 31, 2024 and 2023, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Series X Super Voting Preferred Stock, $0.0001 par value, 153,500 shares designated; 153,500 and 3,500 Series X shares issued and outstanding as of December 31, 2024 and 2023, respectively	15	—
Common shares; $0.0001 par value, 6,333,333 shares authorized; 3,718,030 and 2,217,491 shares issued and outstanding as of December 31, 2024 and 2023, respectively	372	222
Subscription receivable	(233,000)	—
Additional paid-in capital	108,037,513	105,606,538
Less: Preferred stock held in treasury, at cost; 150,000 and 0 shares at December 31, 2024 and 2023, respectively	(15)	—
Less: Common shares held in treasury, at cost; 51,902 and 74,107 shares December 31, 2024 and 2023, respectively	(54,928)	(785,525)
Accumulated other comprehensive income (loss)	272,917	(242,129)
Accumulated deficit	(110,161,683)	(99,272,691)
Total equity (deficit) attributable to Society Pass Incorporated	(2,138,809)	5,306,415
Non-controlling interest	(273,896)	(277,253)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(2,412,705)	5,029,162
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$21,279,701	$16,363,174

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023

Revenue, net
Sales – online ordering	$34,808	$512,124
Sales – digital marketing	6,173,970	5,966,611
Sales – online ticketing and reservation	885,017	1,606,800
Sales – data	4,898	24,018
Software sales	6,837	62,082
Total revenue	7,105,530	8,171,635

Cost of sales:
Cost of online ordering	(38,905)	(474,576)
Cost of digital marketing	(5,123,662)	(4,953,510)
Cost of data	(50,750)	(44,750)
Software sales	(29,299)	(228,809)
Total cost of revenue	(5,242,616)	(5,701,645)

Gross income	1,862,914	2,469,990

Operating expenses:
Sales and marketing expenses	(341,461)	(577,931)
Software development costs	(54,644)	(55,645)
General and administrative expenses	(10,788,141)	(19,796,832)

Total operating expenses	(11,184,246)	(20,430,408)

Loss from operations	(9,321,332)	(17,960,418)

Other income (expense):
JV income	—	7,638
Gain on early lease termination	—	1,064
Gain on disposal of plant and equipment	205	1,438
Impairment loss of goodwill	(6,348)	—
Impairment loss of intangible assets	(135,000)	(276,000)
Interest income	13,447	160,702
Interest expense	(152,144)	(235)
Loss on disposal of a subsidiary	(75)	—
Provision for loss on litigation settlement	(818,352)	—
Waiver of loan payable	43,835	192,716
Write-off of plant and equipment	(75,894)	(386,160)
Other income	294,900	185,652
Total other expense, net	(835,426)	(113,185)

Loss before income taxes	(10,156,758)	(18,073,603)

Income taxes	(80,539)	(25,315)

NET LOSS	(10,237,297)	(18,098,918)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(10,019)	35,210

NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(10,227,278)	$(18,134,128)

Other comprehensive loss:
Net loss	(10,237,297)	(18,098,918)
Foreign currency translation adjustment	528,422	(274,604)

COMPREHENSIVE LOSS	$(9,708,875)	$(18,373,522)

Net (loss) income attributable to non-controlling interest	(10,019)	35,210
Foreign currency translation adjustment attributable to non-controlling interest	13,376	24,052
Comprehensive loss attributable to Society Pass Incorporated	$(9,712,232)	$(18,432,784)

Net loss per share attributable to Society Pass Incorporated:
– Basic	$(3.45)	$(9.39)
– Diluted	$(3.45)	$(9.39)

Weighted average common shares outstanding
– Basic	2,962,528	1,931,474
– Diluted	2,962,528	1,931,474

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2024
	Preferred Stock		Common Stock		Treasury Stock				Accumulated other		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	comprehensive income	Accumulated deficits	controlling interest	Stockholders’ Deficit
Balances at January 1, 2024	3,500	$—	2,217,491	$222	74,107	$(785,525)	$—	105,606,538	$(242,129)	$(99,272,691)	$(277,253)	$5,029,162
Shares issued for services	—	—	133,333	13	—	—	—	329,987	—	—	—	330,000
Shares issued for accrued salaries	—	—	197,507	20	—	—	—	291,380	—	—	—	291,400
Share issued for director’s fee	—	—	77,588	8	—	—	—	183,325	—	—	—	183,333
Shares issued to acquire subsidiary	—	—	24,631	2	—	—	—	75,000	—	—	—	75,002
Shares issued for cost of issuance	150,000	15	—	—	—	—	—	—	—	—	—	15
Cancellation of preferred shares	—	—	—	—	150,000	(15)	—	—	—	—	—	(15)
Shares issued for private placements	—	—	300,000	30	—	—	(283,000)	482,970	—	—	—	200,000
Received from private funding	—	—	—	—	—	—	50,000	—	—	—	—	50,000
Share issued for treasury stock	—	—	696,667	70	—	—	—	1,068,320	—	—	—	1,068,390
Sale of treasury stock	—	—	—	—	(718,872)	1,798,987	—	—	—	(661,714)	—	1,137,273
Fractional shares	—	—	70,813	7	—	—	—	(7)	—	—	—	—
Shares repurchase during the period	—	—	—	—	696,667	(1,068,390)	—	—	—	—	—	(1,068,390)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	515,046	—	13,376	528,422
Net loss for the year	—	—	—	—	—	—	—	—	—	(10,227,278)	(10,019)	(10,237,297)
Balances at December 31, 2024	153,500	$15	3,718,030	$372	201,902	$(54,943)	$(233,000)	108,037,513	$272,917	$(110,161,683)	$(273,896)	$(2,412,705)

	Year ended December 31, 2023
	Preferred Stock		Common Stock		Treasury Stock			Accumulated other		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	comprehensive income	Accumulated deficits	controlling interest	Stockholders’ Equity
Balances at January 1, 2023	3,500	$—	1,805,523	$181	—	$—	$101,429,687	$56,527	$(81,138,563)	$(336,515)	$20,011,317
Shares issued for services	—	—	213,072	21	—	—	1,985,738	—	—	—	1,985,759
Shares issued for accrued salaries	—	—	52,230	6	—	—	490,167	—	—	—	490,173
Shares issued upon the exercise options	—	—	52,229	5	—	—	1,226,788	—	—	—	1,226,793
Share issued for director’s fee	—	—	49,250	5	—	—	266,662	—	—	—	266,667
Shares issued to acquire subsidiary	—	—	11,854	1	—	—	62,499	—	—	—	62,500
Share issued for treasury stock	—	—	33,333	3	—	—	144,997	—	—	—	145,000
Shares repurchase during the period	—	—	—	—	74,107	(785,525)	—	—	—	—	(785,525)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(298,656)	—	24,052	(274,604)
Net loss for the year	—	—	—	—	—	—	—	—	(18,134,128)	35,210	(18,098,918)
Balances at December 31, 2023	3,500	$—	2,217,491	$222	74,107	$(785,525)	$105,606,538	$(242,129)	$(99,272,691)	$(277,253)	$5,029,162

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(10,237,297)	$(18,098,918)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debts	102,677	2,189
Write-off of inventory	55,112	—
Depreciation and amortization	651,654	1,271,473
Gain from early lease termination	—	(1,064)
Gain on disposal of plant and equipment	(205)	(1,438)
Write-off of plant and equipment	75,894	386,160
Impairment loss of intangible assets	135,000	276,000
Impairment loss of goodwill	6,348	—
Loss on disposal of a subsidiary	75	—
Waiver of loan payable	(43,835)	(192,716)
Treasury stock	—	145,000
Stock based compensation for services	804,733	3,969,392
Deferred tax assets	91,508	(149,858)
Change in operating assets and liabilities:
Accounts receivable	1,208	(167,307)
Inventories	178,936	550,674
Deposits, prepayments and other receivables	(3,185,286)	592,899
Contract assets	(108,580)	(227,058)
Contract liabilities	277,609	(260,518)
Accounts payables	1,462,898	412,847
Accrued liabilities and other payables	12,207,945	(2,522,661)
Due to related parties	(1,332)	180,305
Right of use assets	481,516	569,508
Operating lease liabilities	(483,083)	(643,043)
Net cash provided by (used in) operating activities	2,473,495	(13,908,134)

Cash flows from investing activities:
Purchase of intangible assets	—	(143,771)
Purchase of plant, and equipment	(29,959)	(219,214)
Purchase of subsidiary	—	(10,000)
Cash from purchase of subsidiary and business operation	—	32,739
Net cash used in investing activities	(29,959)	(340,246)

Cash flows from financing activities:
Proceeds from private placements	250,000	—
Proceeds from loans	885,020	—
Repayment of loans	(795,322)	—
Repurchase of common share	—	(785,525)
Proceed from the sale of treasury stock	1,137,273	—
Net cash provided by (used in) financing activities	1,476,971	(785,525)
Effect on exchange rate change on cash and cash equivalents	39,490	(245,449)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,959,997	(15,279,354)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	3,723,982	19,003,336

CASH AND CASH EQUIVALENT AT END OF YEAR	$7,683,979	$3,723,982

Supplemental disclosure of cash flow information:
Cash paid for interest	$151,524	$235
Cash paid for income tax	$40,065	$7,225

Reconciliation to amounts on audited consolidated balance sheets:
Cash and cash equivalents	7,630,079	3,628,670
Restricted cash	53,900	95,312

Total cash, cash equivalents and restricted cash	7,683,979	3,723,982

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to acquire subsidiary	$—	$62,500

See accompanying notes to consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

NOTE－2 GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has suffered a net loss of $10,237,297, working capital deficit of $8,754,740 and total shareholders’ deficit of $2,412,705 as of December 31, 2024 that cast substantial doubt about its ability to continue as a going concern. In assessing the going concern, management and the Board has considered the following:

1) Cash and cash equivalents balance of $7,630,079.

2) Pursuing business growth of digital marketing and online ticketing and reservations through engaging with more vendors and customers to maximise the sales volume and margin, and continuous improvement in cost control over all segments.

Management is actively seeking external financing to support ongoing operations and is evaluating strategic funding alternatives

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

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, the incremental borrowing rate used to calculate right of use assets and lease liabilities, valuation and useful lives of intangible assets, impairment of long-lived assets, valuation of common stock and stock warrants, stock option valuations, revenue recognition, the allocation of purchase consideration in business combinations, and deferred tax assets and the related valuation allowance.

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

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity (deficit) on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of December 31, 2024 and 2023, the cash and cash equivalents excluded restricted cash amounted to $7,630,079 and $3,628,670, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $56,430 and $83,152 as of December 31, 2024 and 2023, respectively. In addition, the Company has uninsured bank deposits of $7,330,486 and $3,262,161 with a financial institution outside the U.S as of December 31, 2024 and 2023, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of December 31, 2024 and 2023, the restricted cash amounted to $53,900 and $95,312, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both December 31, 2024 and 2023, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the years ended December 31, 2024 and 2023, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories amounted to $157,734 and $431,483 at December 31, 2024 and 2023, respectively.

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

●	Intangible assets

Intangible assets consist primarily of software platforms, internally developed applications, acquired intellectual technology, and other identifiable intangible assets. Intangible assets are recorded at cost if internally developed or at fair value if acquired in a business combination.

Intangible assets are classified as either indefinite-lived or definite-lived, based on the period over which the asset is expected to contribute to future cash flows.

Indefinite-lived intangible assets, including certain trademarks and trade names, are not amortized but are subject to annual impairment testing or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized when the carrying amount exceeds the estimated fair value, determined using discounted cash flow analyses or other appropriate valuation techniques.

Definite-lived intangible assets, including acquired technology, software licenses, software platform, and Apps development and intellectual technology, are amortized on a straight-line basis over their estimated useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded for the excess of carrying value over fair value.

Costs incurred during the preliminary project stage of developing software for internal use are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization under ASC 350-40 are capitalized and amortized over the estimated useful life of the software.

Research and development costs are expensed as incurred unless they meet the criteria for capitalization described above. These costs primarily relate to the design and development of new software applications, enhancements to existing platforms, and other technology-based solutions.

The estimated useful lives of the Company’s intangible assets are as follows:

Asset Type	Estimated Useful life
Software platform	2.5 years
Apps development	3 years
Computer software	3 years
Software system	3 years
Intellectual technology	3 years
Identifiable intangible asset	Indefinite
Other intangible assets	3 – 5 years

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Impairment loss of intangible assets of $135,000 and $276,000 have been recognized for the years ended December 31, 2024 and 2023, respectively.

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

The Company generates its revenues from a diversified a mix of e-commerce activities that correspond to our six business segments (business to consumer or “B2C”), lifestyle (B2C), grocery and food delivery (B2C), telecommunication reseller (B2C), travel online ticketing and reservations (B2C) and the services providing to merchants for their business growth (business to business or “B2B”), merchant POS (B2B), digital marketing (B2B) and online ticketing and reservations (B2B).

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the year ended December 31, 2024.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the year ended December 31, 2024, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

As a result, Thoughtful Media’s content creator partners earn a larger share of advertising revenues from international consumer brands. Thoughtful Media’s data-rich multi-channel network has uploaded over 675,000 videos with over 80 billion video views. The current network of 248 YouTube channels has onboarded over 251 million subscribers with an average monthly viewership of over 600 million views.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $34,808 and $414,120, respectively, in the Lifestyle sector.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $0 and $98,004, respectively, from this stream.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $4,898 and $24,018, respectively, from telecommunications.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $6,173,970 and $5,966,611, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the years ended December 31, 2023 and 2024.

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

During the years ended December 31, 2024 and 2023, the Company generated revenue of $891,854 and $1,616,687, respectively, from this stream.

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

There were contract assets balance was $333,188 and $247,368 on December 31, 2024 and 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,426,901 and $1,265,753 on December 31, 2024 and 2023, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the year ended December 31, 2024, and 2023, software development costs were $54,644 and $55,645, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Cost of revenue related to our telecommunication data reseller segment consist of the cost of the primary telecommunication service, which are directly attributable to the sales of telecommunication data

Cost of revenue under digital marketing consist of the cost of primary digital marketing service, which are directly attributable to the sales of digital marketing.

●	Shipping and handling costs

No shipping and handling costs are associated with the distribution of the products to the customers since those costs are borne by the Company’s suppliers or distributors for our corporate business.

The shipping and handling costs for all segments other than our e-commerce segment are recorded net in sales. For shipping costs related to our e-commerce business, those shipping costs are recorded in cost of revenue.

●	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $341,461 and $577,931 for the years ended December 31, 2024 and 2023, respectively.

●	Product warranties

he Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of December 31, 2024 and 2023. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the years ended December 31, 2024, and 2023.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$s. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Malaysian Ringgit (“MYR), Thailand Baht (“THB”) and Indonesian Rupiah (“IDR”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in shareholder’s equity (deficit).

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end SGD$:US$ exchange rate	$0.7338	$0.7575
Year average SGD$:US$ exchange rate	$0.7484	$0.7445

Translation of amounts from VND into US$ has been made at the following exchange rates for the years December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end VND$:US$ exchange rate	$0.000039	$0.000041
Year average VND$:US$ exchange rate	$0.000040	$0.000042

Translation of amounts from INR into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end INR$:US$ exchange rate	$0.0117	$0.0120
Year average INR$:US$ exchange rate	$0.0120	$0.0121

Translation of amounts from PHP into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end PHP:US$ exchange rate	$0.0172	$0.0180
Year average PHP:US$ exchange rate	$0.0174	$0.0180

Translation of amounts from THB into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end THB:US$ exchange rate	$0.0291	$0.0290
Year average THB:US$ exchange rate	$0.0284	$0.0287

Translation of amounts from MYR into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end MYR:US$ exchange rate	$0.2236	$0.2175
Year average MYR:US$ exchange rate	$0.2188	$0.2193

Translation of amounts from IDR into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end IDR:US$ exchange rate	$0.000062	$0.000065
Year average IDR:US$ exchange rate	$0.000063	$0.000066

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity (deficit), consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the years ended December 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Years ended December 31,
	2024	2023
Net loss attributable to Society Pass Incorporated	$(10,227,278)	$(18,134,128)
Weighted average common shares outstanding – Basic and diluted	2,962,528	1,931,474
Net loss per share – Basic and diluted	$(3.45)	$(9.39)

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

As of December 31, 2024 and 2023, the Company recorded the right of use asset of $751,672 and $1,407,956, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of December 31, 2024, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the years ended December 31, 2024, and 2023. Stock-based compensation is recorded in general and administrative expenses within the Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) that is intended to improve the guidance for applying Topic 842 to arrangements between entities under common control. This ASU requires all entities (that is, including public companies) to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Management has evaluated and concluded no material impact of this to the financial statements.

In October 2023, the FASB issued Accounting Standards Updates (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). This update will improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB codification with the SEC’s regulations. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements, but does not expect the impact to be material.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and required more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management has evaluated and concluded no material impact of this to the financial statements as disclosed in “Segment Information”.

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

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company’s management does not believe the adoption of ASU 2024-02 will have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

All other recently issued, but not yet effective, 2024 Accounting Standards Updates are not expected to have an effect on the Company.

NOTE－4 REVENUE

Revenue was generated from the following activities:

	Years ended December 31,
	2024	2023
At a point in time:
Sales – online ordering	$34,808	$512,124
Sales – digital marketing	3,506,052	3,936,733
Sales – online ticketing and reservation	885,017	1,606,800
Sales – data	4,898	24,018
Over a period of time:
Sales – digital marketing	2,667,918	2,029,878
Software sales	6,837	62,082
	$7,105,530	$8,171,635

Contract liabilities recognized were related to online ticketing and reservation and digital marketing and the following is reconciliation for the years presented:

Schedule of Contract liabilities:

	Years ended December 31,
	2024	2023
Contract liabilities, brought forward	$1,265,753	$1,405,090
Add: recognized as deferred revenue	1,426,901	1,265,753
Less: recognized as revenue	(1,265,753)	(1,405,090)
Contract liabilities, carried forward	$1,426,901	$1,265,753

The contract liabilities are expected to be recognized within the next twelve months.

NOTE－5 SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance, as the following reportable segments.

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

(iv)	Telecommunication reseller – provide sales of local mobile phone plans and global internet data provider plans, both services managed by the Gorilla Group,

(v)	Digital marketing operates the digital marketing business with creator and digital marketing platform, and

(vi)	Online ticketing and reservation - operates the sale of domestic and overseas air ticket and global hotel reservations.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes general and administrative expenses which are included in the accompanying statements of operations.

The key measures of segment profit or loss are reviewed by our CODM. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period and manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Schedule of Segment Reporting:

	Year ended December 31, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	—	—	—	34,808	—	—	34,808
Sales – digital marketing	—	6,173,970	—	—	—	—	6,173,970
Sales – online ticketing and reservation	—	—	885,017	—	—	—	885,017
Sales – data	—	—	—	—	4,898	—	4,898
Software sales	—	—	6,837	—	—	—	6,837
Total revenue	—	6,173,970	891,854	34,808	4,898	—	7,105,530

Cost of sales:
Cost of online ordering	(499)	—	—	(38,406)	—	—	(38,905)
Cost of digital marketing	—	(5,123,662)	—	—	—	—	(5,123,662)
Cost of data	—	—	—	—	(50,750)	—	(50,750)
Software cost	—	—	(17,769)	(11,530)	—	—	(29,299)
Total cost of revenue	(499)	(5,123,662)	(17,769)	(49,936)	(50,750)	—	(5,242,616)

Gross income (loss)	(499)	1,050,308	874,085	(15,128)	(45,852)	—	1,862,914

Operating Expenses
Sales and marketing expenses	—	(84,224)	(166,289)	(22,075)	(18,395)	(50,478)	(341,461)
Software development costs	—	—	—	—	—	(54,644)	(54,644)
Depreciation	(21,151)	(26,071)	(80,443)	(46,737)	—	(62,257)	(236,659)
Amortization	—	—	(24,638)	—	(360,270)	(30,087)	(414,995)
General and administrative expenses	(234,917)	(1,472,520)	(1,901,294)	(411,758)	(56,471)	(6,059,527)	(10,136,487)
Total operating expenses	(256,068)	(1,582,815)	(2,172,664)	(480,570)	(435,136)	(6,256,993)	(11,184,246)

Loss from operations	(256,567)	(532,507)	(1,298,579)	(495,698)	(480,988)	(6,256,993)	(9,321,332)

Loss on disposal of subsidiary	—	—	—	—	(75)	—	(75)
Interest income	11	500	2,504	3	—	10,429	13,447
Interest expense	—	(594)	(26)	—	(838)	(150,686)	(152,144)
(Loss) gain on disposal of plant and equipment	205	—	(67,406)	—	—	—	(67,201)
Provision for loss on litigation settlement	—	(818,352)	—	—	—	—	(818,352)
Waiver of loan payable	—	—	—	—	43,835	—	43,835
Write-off of plant and equipment	—	—	—	—	—	(8,488)	(8,488)
Write-off of goodwill	—	—	(6,348)	—	—	—	(6,348)
Write-off of intangible assets	—	—	(135,000)	—	—	—	(135,000)
Other income (expense)	3,750	21,680	282,485	7,180	3,583	(23,778)	294,900
Total other income (expense)	3,966	(796,766)	76,209	7,183	46,505	(172,523)	(835,426)
Income (loss) before income taxes	(252,601)	(1,329,273)	(1,222,370)	(488,515)	(434,483)	(6,429,516)	(10,156,758)

	Year ended December 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	98,004	—	—	414,120	—	—	512,124
Sales – digital marketing	—	5,326,664	639,947	—	—	—	5,966,611
Sales – online ticketing and reservation	—	—	1,606,800	—	—	—	1,606,800
Sales – data	—	—	—	—	24,018	—	24,018
Software sales	—	51,450	9,887	—	—	745	62,082
Total revenue	98,004	5,378,114	2,256,634	414,120	24,018	745	8,171,635

Cost of sales:
Cost of online ordering	(103,641)	—	—	(370,935)	—	—	(474,576)
Cost of digital marketing	—	(4,953,510)	—	—	—	—	(4,953,510)
Cost of data	—	—	—	—	(44,750)	—	(44,750)
Software cost	—	—	(32,682)	(194,206)	—	(1,921)	(228,809)
Total cost of revenue	(103,641)	(4,953,510)	(32,682)	(565,141)	(44,750)	(1,921)	(5,701,645)

Gross income (loss)	(5,637)	424,604	2,223,952	(151,021)	(20,732)	(1,176)	2,469,990

Operating Expenses
Sales and marketing expenses	(2,465)	(48,835)	(260,501)	(79,581)	(33,636)	(152,913)	(577,931)
Software development costs	—	—	—	—	—	(55,645)	(55,645)
Depreciation	(31,256)	(20,397)	(88,706)	(42,803)	—	(65,826)	(248,988)
Amortization	—	—	(25,812)	—	(179,212)	(817,461)	(1,022,485)
General and administrative expenses	(618,061)	(1,472,010)	(1,720,523)	(870,286)	(93,944)	(13,750,535)	(18,525,359)
Total operating expenses	(651,782)	(1,541,242)	(2,118,032)	(992,670)	(306,792)	(14,819,890)	(20,430,408)

Income (loss) from operations	(657,419)	(1,116,638)	(105,920)	(1,143,691)	(327,524)	(14,821,066)	(17,960,418)

Other income (expense)
Dividend income	7,638	—	—	—	—	—	7,638
Gain on early lease termination	—	1,064	—	—	—	—	1,064
Interest income	18	390	2,452	1,006	—	156,836	160,702
Interest expense	(27)	—	973	—	(1,181)	—	(235)
Gain on disposal of plant and equipment	(477,285)	478,723	—	—	—	—	1,438
Waiver of loan payable	192,716	—	—	—	—	—	192,716
Write-off of plant and equipment	(386,160)	—	—	—	—	—	(386,160)
Write-off of intangible assets						(276,000)	(276,000)
Other income	4,018	6,946	21,311	10,629	12,483	130,265	185,652
Total other income (expense)	(659,082)	487,123	24,736	11,635	11,302	11,101	(113,185)
Income (loss) before income taxes	(1,316,501)	(629,515)	153,146	(1,132,056)	(316,222)	(14,832,455)	(18,073,603)

	December 31, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	—	1,659,000	3,345,161	—	402,399	179,336	5,585,896
Identifiable assets	111,636	2,477,449	10,190,695	214,933	21,347	2,677,745	15,693,805

	December 31, 2023
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	—	1,659,000	3,372,445	—	911,706	138,577	6,081,728
Identifiable assets	167,360	2,495,897	3,188,452	361,421	46,625	4,021,691	10,281,446

The below revenue are based on the countries in where the sales occurred. Summarized financial information concerning our geographic segments is shown in the following tables:

	Years Ended December 31,
	2024	2023
Indonesia	$892,210	$1,235,834
Vietnam	634,190	1,256,972
Philippines	333,598	196,998
Singapore	275,981	459,213
United States	3,506,052	3,936,733
Thailand	1,463,055	1,083,080
Malaysia	444	2,805
	$7,105,530	$8,171,635

The below long-live assets are based on the countries in where they locate. Summarized financial information concerning our geographic segments is shown in the following tables:

	Years Ended December 31,
	2024	2023
Indonesia	$193,106	$472,116
Vietnam	81,877	71,498
Philippines	695,944	53,886
Singapore	23,082	1,174,994
United States	14,481	319,512
Thailand	150,363	—
India	690	2,608
	$1,159,543	$2,094,614

NOTE－6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	December 31,
	2024	2023
Deposits	$2,370,289	$772,427
Prepayments	1,013,526	838,721
Value added tax	84,301	118,167
Interest receivable	5,950	11,552
Other receivables (a)	1,715,784	466,907
Total	$5,189,850	$2,207,774

(a)	Included in the other receivables is a security bond placed for Narain case of $1,298,495 and other third parties receivables for December 31, 2024 and all other third parties for December 31, 2023.

NOTE－7 INVENTORIES

	December 31,
	2024	2023
Finished goods	$157,734	$431,483
Less:
Reserve for excess and obsolete inventory	—	—
Total Inventories	$157,734	$431,483

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $38,905 and $474,576 incurred during the years ended December 31, 2024 and 2023, respectively.

NOTE－8 INTANGIBLE ASSETS

As of December 31, 2024 and 2023, intangible assets consisted of the following:

	Useful life	December 31, 2024	December 31, 2023
At cost:

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development	3 years	932,310	966,535
Computer software	3 years	712,747	744,914
Software system	3 years	—	—
Intellectual technology	3 years	—	276,000
Identifiable intangible asset	Indefinite	5,100,654	5,100,654
		14,745,711	15,088,103
Less: impairment loss recognized		(135,000)	(276,000)
Less: accumulated depreciation		(9,106,664)	(8,730,375)
		$5,504,047	$6,081,728

November 1, 2018, the Company entered into a software development agreement with CVO Advisors Pte Ltd (CVO) 2018 to design and build an App and Web-based platform for the total consideration of $8,000,000. CVO who is a third party vendor in the business of designing, developing, operating computer software applications including mobile and web application for social media, big data, point of sales, loyalty rewards, food delivery and technology platforms in Asia. The CVO developer performed and accepted technical work, of software development phase, which was materially completed by December 23, 2018. The Company obtained a third-party license (Wallet Factory International Ltd) for their technology build up by CVO.

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

Also, the owner of CVO entered into a call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 21). As a result of this option exercise, there were no accounting effect on the Company’s financial statement during the years ended December 31, 2024 and 2023.

Amortization of intangible assets was $414,995 and $1,022,485 for the years ended December 31, 2024 and 2023, respectively, recorded in General and Administrative Expenses.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $932,310 (2023: $966,535) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process.

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

Identifiable intangible assets are the potential intangible assets as stakeholder values estimated based on acquisition exercise of TMG group, Nusatrip group and VLeisure, through the finalization of Purchase Price Allocation. Impairment loss on intangible assets on VLeisure was $135,000 and $0 for the year ended December 31, 2024 and 2023, respectively.

NOTE － 9 PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	December 31, 2024	December 31, 2023
At cost:
Computer	$526,272	$526,495
Office equipment	54,658	56,098
Furniture and fixtures	10,054	10,531
Renovation	484,475	614,143
	1,075,459	1,207,267
Less: accumulated depreciation	(667,588)	(520,609)
	407,871	686,658

Depreciation expense for the years ended December 31, 2024 and 2023 were $236,659 and $248,988, respectively.

NOTE－10 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	December 31, 2024	December 31, 2023

Amounts due to related parties (a)	$8,568	$9,900

(a)	The amounts represented temporary advances to the Company by related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments.

NOTE－11 ACCRUED LIABILITIES AND OTHER PAYABLES

	December 31, 2024	December 31, 2023

Accrued payroll	$918,472	$137,096
Accrued VAT expenses	177,616	40,855
Accrued taxes	1,483,438	1,990,994
Accrued litigation compensation (a)	2,116,847	1,298,495
Customer deposit	10,172,396	402,339
Customer refund	856,829	922,784
Other payables	712,185	897,566
Pension provision	111,523	185,760
Accrued COGS	47,969	—
Other accruals (b)	1,726,252	990,280
Total accrued liabilities and other payables	$18,323,527	$6,866,169

(a)	The accrued litigation compensation for the year ended December 31, 2024 including two litigations, including Narain case of $1,298,495 which has been covered by a secured bond paid and issued during the financial year ended December 31, 2024, and Yeah1 case of $818,352, both disclosed under Note 21 – Contingent and Commitment – Litigation. The accrued litigation compensation for the year ended December 31, 2023 is the Narain case of $1,298,495.
(b)	The other accruals including consultancy fee, professional fee, directors fee and general operating expenses.

NOTE－12 LEASES

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

Operating leases are included in the operating lease right-of-use assets, current and non-current operating lease liabilities on the Consolidated Balance Sheets. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of December 31, 2024 and 2023.

As of December 31, 2024, the leases used a weighted average incremental borrowing rate of 5.63% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.32 years.

As of December 31, 2023, the leases used a weighted average incremental borrowing rate of 5.58% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.85 years.

During the year ended December 31, 2024, no new lease arrangements was entered, and accounted as per ASC Topic 842.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Years ended December 31,
	2024	2023

Operating lease expense (per ASC 842)	$435,139	$569,508
Short-term lease expense (other than ASC 842)	73,577	119,990
Total lease expense	$508,716	$689,497

As of December 31, 2024, right-of-use assets were $751,672 and lease liabilities were $753,375.

As of December 31, 2023, right-of-use assets were $1,407,956 and lease liabilities were $1,411,226.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of December 31, 2024

The below table summarizes our (i) minimum lease payments over the next three years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending December 31:

Years ended December 31,	Operating lease amount
2025	$392,520
2026	239,507
2027	172,119
Total	804,146
Less: interest	(50,771)
Present value of lease liabilities	$753,375
Less: non-current portion	(392,754)
Present value of lease liabilities – current liability	$360,621

NOTE – 13 LOANS

	December 31, 2024	December 31, 2023

Loan – A (i)	$13,210	$21,313
Loan – B (ii)	99,831	—
	$113,041	$21,313

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the years ended December 31, 2024 and 2023, the Company recognized the interest expense of $838 and $1,181, respectively.

ii)	On September 30, 2024, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $161,692 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 85% of the total premium, to repay the premium of $137,226. The Company paid the down-payment of $24,466 (15%) and remaining balance $137,226 (85%) to be repaid by 10 installments until July 30, 2025, with a total interest imposed of $5,390. The outstanding balance as of December 31, 2024 was $99,831 and there was no outstanding loan balance on this loan as of December 31, 2023.

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

Common stock outstanding

As of December 31, 2024 and 2023, the Company had a total of 3,718,030 and 2,217,491 shares of its common stock issued and outstanding, respectively.

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

During the years ended December 31, 2024 and 2023, the Company issued 133,333 and 213,072 shares of common stock to consultants in exchange for consulting services valued at $330,000 and $1,985,759, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 275,095 and 101,480 shares of common stock to eighteen and twenty eight of its employees as compensation valued at $474,733 and $756,840, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 300,000 and 0 shares of common stock for private placement valued at $250,000 and $0, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 24,631 and 11,854 shares of common stock for settlement of acquisition of subsidiary valued at $75,002 and $62,500, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 0 and 52,229 shares of common stock for staff exercised options, at $23.70 per share, total amounting to $0 and $1,226,793, respectively.

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

Below is a summary of the Company’s issued and outstanding warrants as of December 31, 2024 and 2023: In December 2020, a total of 838 warrants were exercised in exchange for 838 Series C-1 preferred stocks:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2020 (a)	137	$6,300.00	0.60
Issued (b)	142	$6,300.00	0.50
Issued (a)	9,630	$148.50	5.00
Exercised	(21)	$6,300.00	—
Expired	—	—	—
Outstanding as of December 31, 2021	9,888	$308.55	4.88
Issued (c)	248,586	$49.20	4.11
Exercised	(5,307)	$49.20	0.50
Expired	(238)	$6,300.00	—
Outstanding as of December 31, 2022	252,929	$53.55	4.03
Outstanding as of December 31, 2023	252,929	$53.55	3.02
Outstanding as of December 31, 2024	252,929	$53.55	2.00

There is no intrinsic value for the warrants as of December 31, 2024 and 2023.

(a)	Common stock will be issued upon exercise of the 9,630 warrants having intrinsic value of $0 and $73,667 as of December 31, 2022 and 2021, respectively.

(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 77,200 shares of common stock with the intrinsic value of $0 and $10,433,580 as of December 31, 2022 and 2021, respectively.

(c)	Common stock will be issued upon warrants exercise of the 243,299 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by nine months from September 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. No additional warrants modification expense were recorded as of December 31, 2024 and December 31, 2023, respectively.

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

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2022	—	—	—
Granted	129,684	97.35	10
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2023	129,684	$97.35	9.25
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2024	129,684	$97.35	8.25

The total fair value of options vested during the years ended December 31, 2024 and 2023 was $0.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2024 and 2023:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Ex-director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2022	21,732	$114.75	0.92 years
Issued	—	—	—
Vested	(21,732)	114.75	—
Cancelled	—	—	—
Unvested as of December 31, 2023	—	—	—
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Unvested as of December 31, 2024	—	$—	—

The Company issued 54,330 shares of its common stock on September 1, 2021 (“start date”) of which 43,464 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 10,866 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the years ended December 31, 2024 and 2023, the Company recognized the amortization of stock compensation expense of $0 and $645,750, respectively.

NOTE－15 PREFERRED STOCKS AND WARRANTS

As of December 31, 2024 and 2023, the Company’s preferred stocks have been designated as follow:

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the years ended December 31, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of December 31, 2024 and 2023, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued years ended December 31, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of December 31, 2024 and 2023, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Stocks issued during the years ended December 31, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company’s common stock valued at $466,720, equal to approximately $9.72 per share.

As of December 31, 2024 and 2023, there were no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the years ended December 31, 2024 and 2023.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of December 31, 2024 and 2023, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Shares

No Series C-1 Preferred Stocks were issued during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

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

During the year ended December 31, 2024, the subsidiaries issued 75,000 each of Series X Super Voting Preferred Stock to a director.

On September 3, 2024, the subsidiaries, Thoughtful Media Group Incorporated and Nusatrip Incorporated, each issued 75,000 shares of their Super Voting Preferred Stock to their respective director, totaling 150,000 shares. On October 14, 2024, the subsidiaries cancelled the Company’s Super Voting Preferred Stock previously issued to their director, and the 150,000 Super Voting Preferred Shares are now held as treasury stock.

As of December 31, 2024 and 2023, there were 153,500 and 3,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－ 16 TREASURY STOCK

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. The following table presents information with respect to repurchases of common stock during the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023

Aggregate common stock repurchased	$201,902	$74,107
Weighted average price paid per share	0.27	10.60
Total amount paid	$54,943	$785,525

As of December 31, 2024 and 2023, we had up to $0 and $1,214,475 of the share repurchase program available, respectively. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

On October 14, 2024, the Company have cancelled the Company’s Super Voting Preferred Stock to the former director, and the 150,000 Super Voting Preferred Stocks issued are held as treasury stock.

NOTE－ 17 INCOME TAXES

For the years ended December 31, 2024 and 2023, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2024	2023
Tax jurisdiction from:
- Local	$(4,193,024)	$(11,720,751)
- Foreign	(5,963,734)	(6,352,852)
Loss before income taxes	$(10,156,758)	$(18,073,603)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2024	2023
Current:
- United States	$40,065	$7,225
- Singapore	(8,598)	8,598
- Vietnam	4,720	7,078
- India	2,572	2,414
- Thailand	41,780	—
Income tax expense	$ 80,539	$25,315

Reconciliation of statutory to effective tax rate:

	Year ended December 31,
	2024	2023

Loss before income taxes	$(10,156,758)	$(18,073,603)
U.S. federal statutory tax rate	(2,132,921)	(3,795,458)
State income tax, net of federal benefits	(48,992)	33,579
Foreign income taxed at different rates	158,647	179,713
Non-taxable income	(42,742)	(119,642)
Non-deductible expenses	227,629	218,474
Valuation allowance adjustments	1,904,025	3,508,649
Under provision for income tax of prior year	14,893	—
	$80,539	$25,315

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries that are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is registered in the Nevada and is subject to the tax laws of United States.

As of December 31, 2024, the operation in the United States incurred $37,289,228 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $7,830,738 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

As of December 31, 2024, the operation in the Singapore incurred $14,098,824 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $2,396,800 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

As of December 31, 2024, the operation in the Vietnam incurred $5,997,198 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards expiring in 5 years if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,199,440 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

As of December 31, 2024, the operation in the India incurred $9,997 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $2,499.

As of December 31, 2023, the operation in the India incurred $9,593 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $2,398.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of December 31, 2024, the Company’s subsidiary operations in Indonesia incurred $899,979 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards expiring in 10 years if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $197,995 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

As of December 31, 2024, the Company’s subsidiary operations in Philippines incurred $1,265,397 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards expiring in 5 years if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $316,349 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

As of December 31, 2024, the Company’s subsidiary operations in Thailand incurred $531,943 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards expiring in 5 years if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $106,389 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of December 31, 2024, the Company’s subsidiary operations in Malaysia incurred $7,595 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards expiring in 10 years if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,823 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of December 31, 2023, the operation in the Malaysia incurred $14,164 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $3,399.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of December 31, 2024 and 2023 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	December 31, 2024	December 31, 2023
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	7,830,738	7,119,197
- Singapore	2,396,800	1,714,014
- Vietnam	1,199,440	976,328
- Philippines	316,349	245,617
- Indonesia	197,995	63,013
- Thailand	106,389	118,848
- Malaysia	1,823	—
	18,064,669	16,252,152
Less: valuation allowance	(18,006,319)	(16,102,294)
Deferred tax assets, net	$58,350	$149,858

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2024 and 2023, there were no penalties or interest recorded in income tax expense.

NOTE－ 18 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2024 and 2023, $236,709 and $280,402 contributions were made accordingly.

NOTE－ 19 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid to the director and key management personnel, the total salaries of $937,500 and $995,796 during the years ended December 31, 2024 and 2023, respectively.

The Company accrued 0 and 444,861 shares to directors and key management personnel, the total share option of $0 and $712,036 during the years ended December 31, 2024 and 2023, respectively.

The Company paid to a former director, total professional fee of $500,000 and $1,600,000 during the years ended December 31, 2024 and 2023, respectively.

The Company’s subsidiary paid their officer, total professional fee of $8,148 and $9,867 during the years ended December 31, 2024 and 2023, respectively.

The Company paid and accrued to its shareholders, total professional fee of $500,000 and $200,000 during the years ended December 31, 2024 and 2023, respectively. Including in the above the Company issued 0 shares of $0 and 196,078 shares of $200,000 during the years ended December 31, 2024 and 2023, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated audited financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE－ 20 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Year ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,506,052	49.34%	$253,373

	Year ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,936,733	48.18%	$340,424

(b) Major vendors

For the years ended December 31, 2024 and 2023, the vendors who accounts for 10% or more of the Company’s cost of sales and its outstanding payable balance as at year-end date, are presented as follows:

	Year ended December 31, 2024		December 31, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$1,018,846	19.43%	$85,745

	Year ended December 31, 2023		December 31, 2023
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$1,027,237	18.02%	$111,447

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

NOTE－ 21 COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, the Company had no material commitments or contingencies.

Litigation

The Company is currently litigating three cases pending in the Supreme Court for the State of New York, New York County and one case pending in United States District Court, Central District of California.

Two cases are employment actions filed by former employees who seek compensation alleged to be due pursuant to agreements with the Company. Both of the employees are represented by the same counsel and filed their cases in the Supreme Court of the State of New York, County of New York, in December 2019.

In one of those actions, brought by Rahul Narain, a former employee claims entitlement to compensation and a bonus totaling $566,000 and 130-195 shares of Company common stock, together with costs. For the 130 shares he contends were not delivered, he alleges damages of approximately $750,000. The Company responded to the complaint and also asserted counterclaims in the proceeding for $1,500,000 to $4,000,000 plus punitive damages, together with interest and costs, arising from, inter alia, the former employee’s breach of contract, unfair competition, misappropriation of trade secrets and breach of fiduciary duty. The former employee has responded to the Company’s counterclaims and discovery has been conducted. The discovery phase is now over. The Company filed a motion for partial summary judgment to dismiss Rahul Narain’s claims for damages associated with the 130-195 shares of the Company’s common stock. Rahul Narain has filed a motion for partial summary judgment on his claims for compensation and for damages he alleges associated with his contention that the Company did not deliver the shares of common stock under a warrant. In that motion he seeks the monetary value of that stock, which he contends is $749,190 plus interest, and also seeks partial summary judgment for his claim seeking $566,000 in compensation, specifically to the motion, he seeks $60,000. His motion also seeks to dismiss the Company’s counterclaims. Rahul Narain has also filed a motion in limine to preclude the Company’s expert witness as to damages for some of the Company’s counterclaims. The Court denied the Company’s motion for summary judgment and granted Mr. Narain’s motion for summary judgment on his claims on the warrant and for a portion of his salary, giving him a recovery of $749,190 plus interest as of September 4, 2019 and for his salary of $10,000 per month for the months of September, October, and November of 2023 plus interest, and denied the remainder of his motion, including those portions seeking to dismiss the Company’s counterclaims and to preclude the Company’s expert witness. The Company has filed a Notice of Appeal of this decision and has also filed a motion to reargue the decision. Following the grant of partial summary judgment, a judgment was entered in the office of the Clerk of the Supreme Court in the amount of $1,082,078.91. Subsequently, Mr. Narain served a restraining notice on the Company and has made a motion to appoint a receiver to sell Thoughtful Media Group Inc. and NusaTrip Inc. and disburse proceeds to Mr. Narain sufficient to satisfy the judgment, granting the receiver the right to retain counsel and bankers and to pay them from the proceeds of such sale, or in the alternative, directing the Company to pay Mr. Narain from the sale of any of its assets to satisfy the judgment and enjoining the company from diverting those funds to anyone else until the judgment is satisfied. The Company bonded the judgment and therefore the Court denied the motion without prejudice. In that same Order, the Court denied the Company’s motion to reargue Mr. Narain’s motion for partial summary judgment. Finally, the parties recently attempted to mediate their claims before the Appellate Division, First Department, however such efforts did not result in a settlement. The Company intends to continue to defend Mr. Narain’s claims vigorously. As of December 31, 2024, the Company has accrued a litigation compensation total of $1,298,495 in accrued liabilities and other payables.

In the other employment action, brought by Thomas O’Connor, a former employee, and CVO Advisors Pte. Ltd., involves claims of entitlement to salary payments and expense reimbursement in the amount of $122,042.60, plus liquidated damages, together with costs. This former employee also made claims based on a failure to deliver between 1,721 and 2,536 shares of the Company’s common stock. For the 1,721 shares of stock which he contends were not delivered, he alleges damages of $9,918,000. In addition, this action also includes claims by a plaintiff-entity alleging entitlement to $8 million in shares of the Company’s Series A Preferred stock. The Company responded to the complaint and also asserted counterclaims against the former employee in the proceeding for $1,500,000 to $2,000,000 plus punitive damages, together with costs, arising from, inter alia, the former employee’s breach of contract, breach of fiduciary duty, tortious interference and fraud. The former employee has responded to the Company’s counterclaims and this action is still in the discovery phase of litigation. Thomas O’Connor has filed a motion to strike the Company’s answer and counterclaims or in the alternative precluding Society Pass from offering evidence or for a Conditional Order for production. Thomas O’Connor has also filed a motion for partial summary judgment on his cause of action regarding the 1,721 shares of stock that were allegedly not delivered and is seeking the cash value of those shares. The Court granted that motion in part, deciding that Mr. O’Connor validly exercised 1,148 shares under the subject warrant. The Court denied that portion of the motion as it relates to the value of those shares. Mr. O’Connor has not retained an expert to testify as to their value. The Company has retained an expert who has determined the value of the shares to be significantly less than alleged and issued a report of his opinions. CVO has filed a motion for summary judgment on its claim for the $8,000,000 worth of Series A Preferred Stock, seeking the alleged cash value of those shares. The Company has opposed that motion, and the motion was denied. In addition, the Company has appealed the grant of the motion on liability and Mr. O’Connor has appealed the denial of the motion on the damages portion. The Company filed a Notice of Appeal with respect to same. In addition, Mr. O’Connor had filed a motion to restrain and enjoin the company from transferring or otherwise disposing any of its assets, including but not limited to extraordinary cash or equity/option payouts to its directors and officers and from transferring or otherwise disposing any of its operating assets, including but not limited to Thoughtful Media Group Inc., NusaTrip Inc., and any other of the Company’s majority owned corporate subsidiaries. The motion was denied, but granted in part to the extent that the Company must promptly inform Mr. O’Connor of any agreement(s) to sell its subsidiaries. The Court also scheduled a valuation hearing for the shares granted in Mr. O’Connor’s motion for summary judgment which will take place on May 29 and 30 of 2024. Mr. O’Connor has made a motion in limine to preclude the Company’s expert from testifying at such valuation hearing, which has been denied. As of December 31, 2024, no litigation compensation is accrued.

The third case was brought by the Company against former employees Mr. Narain and Mr. O’Connor, in addition to two companies they started, operating under the name Growth Hero. The Company commenced this action on May 18, 2023. The Company alleges, inter alia, that Narain, O’Connor, and Growth Hero misappropriated the Company’s intellectual property and alleges other related torts pertaining to the business conducted by Growth Hero. The Company brought claims sounding in breach of contract, breach of the implied covenant of good faith and fair dealing, misappropriation of trade secrets, unfair competition, breach of fiduciary duties, violation of the Stored Communication Act, and for a permanent injunction. The Company seeks damages in an amount to be determined at trial. The Company has filed a motion to extend the time to service of process on Mr. O’Connor and the corporate entities and for leave to serve them via email, and has also initiated a Hague Convention application for international service upon them. The motion was granted to the extent that the Company’s time to serve Mr. O’Connor has been extended, without prejudice to renew. Rahul Narain has been served with process and has made a motion to dismiss the claims against him. The Company has submitted an opposition to this motion. The motion was granted due to the Court’s opinion that the claims set forth against Mr. Narain in this case were the same as the counterclaims asserted against Mr. Narain in his lawsuit against the Company. As of December 31, 2024, no litigation compensation is accrued.

The fourth case is a Petition to Confirm Arbitration Award filed by Yeah1 Group Corporation against Thoughtful (Thailand) Co., Ltd.; Adactive Media CA, Inc.; and others, seeking in excess of $705,537 for damages issued in a final arbitration award. The matter was filed on November 26, 2024, in the United States District Court, Central District of California, Case No. 2:24-cv-10254. The case is in initial stages and a responsive pleading to the petition is due by March 27, 2025. No Scheduling Order has been filed. Management received the Final Award from a corporate representative of one of the respondents of the Underlying Arbitration, in September 2024, and determined to record the judgement as liabilities of the Company, even though no judgment enforcement or collection procedure has been initiated in California or in Thailand. As of December 31, 2024, the Company has accrued a litigation compensation total of $818,352 in accrued liabilities and other payables.

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

NOTE－ 22 SUBSEQUENT EVENTS

Convertible Note

On October 18, 2024, subsidiary Nusatrip Inc. entered into a securities purchase agreement with the Selling Stockholders. Pursuant to securities purchase agreement, on October 18, 2024, the subsidiary issued convertible notes (the “Convertible Notes”) to the Selling Stockholders with an aggregate principal amount of $1,600,002 (the “Convertible Notes Offering”). Pursuant to the amendments to the securities purchase agreement for Convertible Notes dated November 13, 2024, entered by the subsidiary and the investors, the Convertible Notes shall automatically convert into shares of our common stock upon the effectiveness of the registration statement at the conversion price of $1.50 per share. The subsidiary is obligated to pay interest to the Selling Stockholders on the outstanding principal amount at the rate of 6.0% per annum. The Convertible Notes and the interests shall be converted into shares of common stock of the subsidiary at a conversion price of $1.50 per share by the six months anniversary of the issuance date or the consummation of IPO, whichever earlier. The Convertible Notes were converted into an aggregate of 1,066,668 shares of Common Stock and issued to the investors, and the three private placements were completed on February 10, 2025.

Equity line of credit – ATM

On August 21, 2023, the Company entered into an At-The-Market Issuance Sales Agreement, or the Sales Agreement with Ascendiant Capital Markets, LLC, or ACM, as amended, relating to shares of our common stock offered by this prospectus supplement No. 2 dated as of February 13, 2025 (the “Amendment No. 2 to Prospectus Supplement”) and the accompanying amendment no. 1 to the prospectus supplement dated as of May 24, 2024 (the “Amendment No. 1 to Prospectus Supplement”), the prospectus supplement dated August 21, 2023 (the “Prospectus Supplement”) and the prospectus dated as of April 20, 2023 (the “Base Prospectus”).

In accordance with the terms of the sales agreement, as amended on February 13, 2025, and May 24, 2024, the Company may offer and sell shares of our common stock, par value $0.0001 per share, having an aggregate offering (the “ATM Offering”) price of up to $3,371,000 from time to time through ACM, acting as sales agent (the “Sales Agent”), at the Company’s discretion.

Private placement

On April l, 2025, the Company entered into an Term Sheet with an investor to commit to invest up to $2,000,000, or up to the maximum amount that the Company can sell in accordance with the transaction requirements set forth in the General Instruction I.B.6 of Form S-3 in exchange for common stock under the Registration Statement on Form S-3 of the Company.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated subsequent events up to the date of these consolidated financial statements were available to be issued, pursuant to the requirements of ASC 855 and has determined that, save as disclosed above, there are no material subsequent events to disclose.

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

Management’s Report on Internal Control over Financial Reporting

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

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

Other than the hiring of additional employees and controls to segregate the accounting functions, there were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of March 31, 2025:

Name	Age	Position
Raynauld Liang	50	Group Chief Executive Officer and Singapore Country General Manager
Tan Yee Siong	41	Group Chief Financial Officer
Rokas Sidlauskas	39	Group Chief Marketing Officer
Patrick Soetanto	53	Group Chief Operating Officer
Howie Ng Kar How	50	Group Chief Technology Officer
Loic Gautier	35	Director
Vincent Puccio	55	Director
Travis Washko	47	Director
Michael Freed	54	Director
Mark Carrington	55	Director
Michael Dunn Jr.	47	Director

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

Loic Gautier is a Director of the Board of Directors of the Company since June 2024. Loic Gautier is a southeast Asia based technology and ecommerce entrepreneur. He began his career in Paris, France at Groupon in 2012 back then the fastest growing ecommerce website of all times. Mr. Gautier’s experience and results at Groupon caught the attention of industry leaders and was recruited by Lazada in 2013, then operated under the German Venture builder Rocket Internet, to join their expanding operation in Vietnam. Mr. Gautier’s entrepreneurial drive then led him to establish his first ecommerce venture, Leflair, at the age of 25. In 2021, Leflair was acquired by the Company, marking a significant milestone for the Leflair. Mr. Gautier oversaw the integration Leflair into the Company’s operations and subsequently through its IPO in 2022, further solidifying the company’s presence in the ecommerce sector in southeast Asia. Mr. Gautier received his master’s degree in marketing from INSEEC Business School in 2013.

With extensive technology and ecommerce entrepreneur experience, we believe that Mr. Gautier is qualified to serve as a member of our Board.

Vincent Puccio is a Director of the Board of Directors of the Company since June 2024. Mr. Puccio has over 25 years’ experience in the luxury men’s apparel industry as a sales professional, buyer, store manager, and made-to-measure specialist, and general manager. Since March 2021, Mr. Puccio has been a supervising agent at American Income Life, where he leads a sales team and acts as a hiring manager. Prior to that, Mr. Puccio worked at Don Vincent Store for Men between 1999 and 2020, where he started as a store manager and was promoted as a general manager when he left. Mr. Puccio received his bachelor’s degree in English from the University of California, Irvine in 1993. Mr. Puccio will also act as the Company’s secretary.

With extensive managerial experience, we believe that Mr. Puccio is qualified to serve as a member of our Board.

Travis Washko is a Director of the Board of Directors of the Company since June 2024. Mr. Washko brings over two decades of expertise in education management and financial services across Asia. Currently serving as the Head of School for Dehong Xian (part of the Education in Motion-EiM Group) in Xian, Shaanxi, China since 2022, Mr. Washko has a proven track record of leadership and innovation in the field. Prior to his role at Dehong Xian, Mr. Washko served as the Principal/Executive Vice-President of Living Word Shanghai High School (LWS) in Shanghai, China, where he demonstrated his commitment to academic excellence and student success. From 2018 to 2021, Mr. Washko held the position of Activities Director for both Beanstalk International Education Group, China (BIEG), and Nord Anglia Education (NAE), China International Schools, overseeing a wide range of extracurricular programs and initiatives. During his tenure from 2007 to 2018, he served as the Director of Athletics at both The British School of Beijing, Shunyi China, and Livingston American International School in Shanghai, fostering a culture of athleticism and sportsmanship among students. In his earlier career, from 2001 to 2006, Mr. Washko served as the Managing Director of TA & Associates Asia Limited & Equity International Asia Limited, a Shanghai-based financial services and corporate finance firm, where he honed his skills in financial management and strategic planning. Mr. Washko holds a Master of Education in Curriculum and Instruction/Master of Education in Educational Leadership from Dallas Baptist University, complemented by a Bachelor of Arts in Political Science from Dickinson College. His diverse educational background and extensive experience make him a dynamic and effective leader. Mr. Washko received his bachelor’s degree of arts in Political Science from Dickinson College in 2020 and master’s degree of education in Educational Leadership from Dallas Baptist University in 2013.

With extensive experience in education management and financial services, we believe that Mr. Washko is qualified to serve as a member of our Board.

Michael Freed is a Director of the Board of Directors of the Company and chairs the Remuneration Committee since June 2024. Mr. Freed has over 34 years of entrepreneurial management and branding experience. Since 2016, he has acquired real estate investments in the states of Missouri and California. From 2008 to 2016, Mr. Freed served on the board of directors for Resource Distribution, a global skateboard master distributor (2008-2016). He specialized in brand/team management, along with research and development for many skateboard products. From 1996 to 2016, Mr. Freed created three skateboard brands: Riviera Skateboards, Divine Wheels, and Paris Trucks. Mr. Freed launched two retail locations for these three brands and then branched into production in 2008. Mr. Freed previously was the CEO of Bionic Records, a chain of record retail stores in Orange County, California for 20 years (1988-2008). In this capacity, he promoted and marketed music bands such as Sublime, Korn, No Doubt, Offspring, and Avenged Sevenfold to the California mass market. His experience ranges from property acquisitions, finance, and renovation management.

With extensive entrepreneurial management and branding experience, we believe that Mr. Freed is qualified to serve as a member of our Board.

Mark Carrington is a Director of the Board of Directors of the Company and chairs the Audit Committee since June 2024. Mr. Carrington is an expert in the mortgage fintech industry, having held various leadership roles over the last 20 years. Currently Mr. Carrington owns a boutique Pilates studio called Studio C Pilates in California. In 2018, he left CoreLogic to become an entrepreneur in the health industry and consult for the mortgage fintech industry, where he started from February 2008. He graduated from the University of California, Irvine with a bachelor’s degree of arts in Economics and a bachelor’s degree of science in Statistics, and started his career in capital finance.

With extensive fintech experience, we believe that Mr. Carrington is qualified to serve as a member of our Board.

Michael Dunn Jr. is a Director of the Board of Directors of the Company and chairs the Nominating and Corporate Governance Committee since June 2024. Mr. Dunn has served as an executive director of R1 Planning Council for Northern Illinois since 2015. R1 functions as the Federal Metropolitan Planning Organization (MPO), Federal Economic Development District (EDD) and regional Landbank Development Authority for Northern Illinois. He currently serves on the State of Illinois High Speed Rail Commission as a gubernatorial appointment, the Illinois Tollway Stakeholder Advisory Council, the Executive Director’s council of the National Association of Regional Councils, as the Executive Director of the Winnebago County Rail Development Authority, a board member the Greater Rockford Economic Development Corporation, and as Vice Chairperson of the Discovery Center Children’s Museum. Mr. Dunn graduated with degrees from Loyola University Chicago in Finance and in Labor Management.

With extensive board membership and directorship experience, we believe that Mr. Dunn is qualified to serve as a member of our Board.

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

Committees of the Board of Directors

Our Board has established an Audit Committee, a Remuneration Committee, a Nominating and Corporate Governance Committee, and an Executive Committee.

Audit Committee

We have established an Audit Committee consisting of Mark Carrington, Vincent Puccio, and Travis Washko. Mark Carrington is the Chairman of the Audit Committee. In addition, our Board has determined that Mark Carrington is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Remuneration Committee

We have established a Remuneration Committee of the board of directors to consist of Michael Freed, Michael Dunn, and Vincent Puccio , each of whom is an independent director. Each member of our Remuneration Committee is also a non-employee director, as defined under Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Code. Vincent Puccio is the chairman of the Remuneration Committee. The Remuneration Committee’s duties, which are specified in our Remuneration Committee Charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate governance Committee consisting of Michael Dunn, Mark Carrington, and Michael Freed . Michael Dunn is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

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

Executive Committee

We have established an Executive Committee consisting of Raynauld Liang and Tan Yee Siong. The Executive Committee’s duties, which are specified in our Executive Committee Charter, include, but are not limited to:

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

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2024 and 2023 to our Chief Officer. We refer to these individuals as our “named executive officers.”

Name and Principal Position	Fiscal Year Ended	Salary/ Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Dennis Nguyen,	12/31/2024	$—	$—	$—	$—
Former Chief Executive Officer	12/31/2023	$547,500	$—	$1,530,642	$2,078,142
Raynauld Liang,	12/31/2024	$750,000	—	$—	$750,000
Chief Executive Officer	12/31/2023	$310,281	—	$445,290	$755,571
Tan Yee Siong,	12/31/2024	$187,500	$—	$—	$187,500
Chief Financial Officer	12/31/2023	$119,533	$22,500	$35,000	$177,033
Rokas Sidlauskas,	12/31/2024	$114,000	$60,000	$—	$174,000
Chief Marketing Officer	12/31/2023	$106,500	$60,000	$—	$166,500
Patrick Soetanto,	12/31/2024	$102,000	$86,000	$—	$188,000
Chief Operating Officer	12/31/2023	$94,000	$86,000	$—	$180,000
Howie Ng Kar How,	12/31/2024	$107,763	$18,000	$—	$125,763
Chief Technology Officer	12/31/2023	$107,211	$18,000	$—	$125,211

None of our other executives earned compensation in excess of $100,000 in fiscal years ended December 31, 2024 or 2023 and therefore pursuant to Instruction 1 to Item 402(m)(2) of Regulation S-K, only the compensation for above are provided.

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

Outstanding Equity Awards at December 31, 2024

The following table provides information concerning outstanding equity awards held by the named executive officers on December 31, 2024.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Dennis Nguyen	129,685	—	$97.35	Dec, 2031	129,685	$116,717

On November 16, 2021, the Board of Directors awarded Dennis Nguyen a 10-year option to purchase 129,685 shares of our common stock at an exercise price of $97.35 as payment for accrued and unpaid bonuses.

Director Compensation Table

The following table provides information concerning compensation paid to our directors during fiscal year ended December 31, 2024:

Name	Fee Earned / Paid in Cash ($)	Stock Awards ($)	Options ($)	Others ($)	Total ($)
Tan Bien Kiat	—	22,846	—	—	22,846
Jeremy Miller	—	22,846	—	—	22,846
Linda Cutler	—	18,783	—	—	18,783
John Mackay	—	18,783	—	—	18,783
Travis Washko	46,750	—	—	—	46,750
Vincent Puccio	46,750	—	—	—	46,750
Mark Carrington	46,750	—	—	—	46,750
Michael Freed	46,750	—	—	—	46,750
Michael Dunn	46,750	—	—	—	46,750
Loic Gautier	46,750	—	—	—	46,750

Recovery of Erroneously Awarded Compensation

The Company has adopted a clawback policy in connection with recovery of erroneously awarded compensation.

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

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2025 are deemed to be outstanding and beneficially owned by the person holding the options. Shares issuable pursuant to stock options or warrants are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below will have sole voting and investment power with respect to all shares of common stock that they will beneficially own, subject to applicable community property laws. The percentage of beneficial ownership is based on 4,968,030 shares of common stock outstanding on March 31, 2025.

The information contained in this table is as of March 31, 2025. At that date, 4,968,030 shares of our common stock were outstanding.

	Number of Shares Beneficially Owned		Beneficial Ownership Percentages
Name and Address of Beneficial Owner (1)	Common Stock	Series X Super Voting Preferred Stock (2)	Percent of Common Stock	Percent of Series X Super Voting Preferred Stock	Percent of Voting Stock (3)
Officers and Directors
Raynauld Liang, Chief Executive Officer	105,534	200	2.34%	5.06%	5.33%
Tan Yee Siong, Chief Financial Officer	4,781	—	*	—	*
Tjin Patrick Soetanto, Chief Operating Officer	56,037	—	*	—	*
Rokas, Chief Marketing Officer	38,490	—	*	—	*
Howie Ng Kar How, Chief Technology Officer	11,111	—	*	—	*
Travis Washko, Director	3,373	—	*	—	*
Mark Carrington, Director	3,600
Vincent Puccio, Director	940	—	*	—	*
Michael Dunn, Director	2,467
Michael Freed, Director	6,560	—	*	—	*
Loic Gautier, Director	16,246	—	*	—	*

Officers and Directors as a Group (total of 9 persons)	249,139	200	5.51%	5.06%	5.69%
5% Stockholders
Blue Jay Capital Limited	130,015	—	2.88%	—	0.33%
Gopher Limited	109,580	—	2.43%	—%	0.28%
Maroon Capital Limited	80,814	—	1.79%	—	0.20%
Dennis Nguyen	N/A	3,300	N/A	83.47%	84.32%

(1)	The principal address of the named officers, directors and 5% stockholders of the Company is c/o Society Pass Incorporated, 701 S. Carson Street, Suite 200, Carson City, NV 89701.

(2)	Entitles the holder to 10,000 votes per share and votes with the common as a single class.

(3)	Represents total ownership percentage with respect to all shares of common stock and Series A Super Voting Preferred Stock, as a single class.

(4)	Includes (i) 80,814 shares which are held in the name of Maroon Capital Limited of which Mr. Nguyen has a controlling interest; (ii) 109,580 shares in the name of Gopher Limited of which Mr. Nguyen has a controlling interest; (iii) 130,015 shares in the name of Blue Jay Capital Limited of which Mr. Nguyen has a controlling interest and 129,685 shares underlying a 10-year option that has an exercise price of $97.35 that is held by Mr. Nguyen.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding our common stock that may be issued under the Plan:

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	129,685	$97.35	$12,624,835
Equity compensation plans not approved by stockholders (2)	—	—	—
Total	129,685	$97.35	$12,624,835

(1)	The Society Pass Incorporated 2021 Equity Incentive Plan (the “Plan”) permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and shareholders have approved a total reserve of 3,133,760 shares for issuance under the Plan.

(2)	Includes all other options not grated under the Plan.

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

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Onestop Assurance PAC (“Onestop”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ended December 31, 2024 and 2023. and

The table below presents the aggregate fees billed for professional services rendered by Onestop for the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees	$379,225	$420,737
Audit-related fees	18,000	11,500
Total fees	$397,225	$432,237

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1)	The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2)	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.2	Amended Bylaws of The Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.3	Certificate of Designation of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.4	Certificate of Correction of Series A Certificate of Designation filed May 2019 incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.5	Certificate of Correction to Series A Certificate of Designation filed December 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.6	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.7	Certificate of Correction of Series B Certificate of Designation (incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.8	Certificate of Designation of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.9	Certificate of Correction of Series B-1 Certificate of Designation (incorporated by reference to Exhibit 3.9 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.10	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.11	Certificate of Correction of Series C Certificate of Designation (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.12	Certificate of Designation of Series C-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.13	Certificate of Designation for Series X Super Voting Preferred Stock ((incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.14	Certificate of Amendment to Articles of Incorporation to change the authorized capital of the Company, filed December 4, 2018 (incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.15	Certificate of Amendment to Articles of Incorporation to change the name of Company, filed October 2, 2018 (incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.16	Certificate of Amendment to Articles of Incorporation to effect reverse stock split (incorporated by reference to Exhibit 3.16 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.17	Certificate of Amendment to Series X Super Voting Preferred Certificate of Designation (incorporated by reference to Exhibit 3.17 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
3.18	Certificate of Change filed with the Secretary of Nevada. (incorporated by reference to Exhibit 3.1 to Company’s Current Report filed on Form 8-K, filed on May 1, 2024).
4.1	Form of Series C-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
4.3	Form of Warrant Agent Agreement between the Company and the Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 333-262177, initially filed on January 14, 2022).
4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 15, 2024).

10.1	The Company’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.2	Employment Agreement dated as of April 1, 2017 between Society Pass Incorporated and Dennis Luan Thuc Nguyen (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.3	Employment Agreement dated as of September 1, 2020 between Society Pass Incorporated and Liang Wee Leong Raynauld (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 333-258056, initially filed on July 20, 2021).
10.4

Amendment to the Sales Agreement, dated May 25, 2024, by and between Society Pass Incorporated and Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K filed on May 25, 2024).

10.5

Amendment to the Sales Agreement, dated February 13, 2025, by and between Society Pass Incorporated and Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K filed on February 14, 2025).

21.1*	List of Subsidiaries of the Company.
23.1	Consent of Onestop Assurance PAC
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.01	Clawback Policy
101*	Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022 (iv) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and (v) Notes to Consolidated Financial Statements.
104*	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025	SOCIETY PASS INCORPORATED

	By:	/s/ Raynauld Liang
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

Signature	Title	Date

/s/ Raynauld Liang	Chief Executive Officer	April 15, 2025
Raynauld Liang	(Principal Executive Officer)

/s/ Tan Yee Siong	Chief Financial Officer	April 15, 2025
Tan Yee Siong	(Principal Financial and Accounting Officer)

/s/ Travis Washko	Director	April 15, 2025
Travis Washko

/s/ Loic Gautier	Director	April 15, 2025
Loic Gautier

/s/ Mark Carrington	Director	April 15, 2025
Mark Carrington

/s/ Michael Dunn	Director	April 15, 2025
Michael Dunn

/s/ Michael Freed	Director	April 15, 2025
Michael Freed

/s/ Vincent Puccio	Director	April 15, 2025
Vincent Puccio