Form 10-Q
period 2025-03-31
SOCIETY PASS INCORPORATED.
filed 2025-05-20
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Yes ☐ No ☒

As of May 15, 2025, there were 5,011,061 shares of the registrant’s common stock, $0.0001 par value, outstanding.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,092,266	$7,630,079
Restricted cash	50,000	53,900
Accounts receivable, net	858,801	1,111,161
Inventories	163,185	157,734
Contract assets	336,129	333,188
Deposits, prepayments and other receivables	7,649,930	5,189,850
Total current assets	16,150,311	14,475,912

Non-current assets:
Intangible assets, net	5,409,281	5,504,047
Goodwill	81,849	81,849
Plant and equipment, net	360,700	407,871
Right of use assets, net	855,748	751,672
Deferred tax assets	56,468	58,350
Total non-current assets	6,764,046	6,803,789

TOTAL ASSETS	$22,914,357	$21,279,701

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payables	$4,609,651	$2,997,994
Contract liabilities	1,234,875	1,426,901
Accrued liabilities and other payables	16,937,020	18,323,527
Due to related parties	15,861	8,568
Operating lease liabilities	435,497	360,621
Loan	68,509	113,041
Total current liabilities	23,301,413	23,230,652

Non-current liabilities
Operating lease liabilities	421,557	392,754
Deferred tax liabilities	69,000	69,000
Total non-current liabilities	490,557	461,754

TOTAL LIABILITIES	23,791,970	23,692,406

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,766,500 and 4,766,500 shares undesignated as of March 31, 2025 and December 31, 2024, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Series X Super Voting Preferred Stock, $0.0001 par value, 153,500 shares designated; 153,500 and 153,500 Series X shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	15	15
Common shares; $0.0001 par value, 6,333,333 shares authorized; 4,968,030 and 3,718,030 shares issued and outstanding as of March 31, 2025 and December 31, 2024, 5/21/2025 respectively	497	372
Subscription receivable	(636,338)	(233,000)
Additional paid-in capital	111,920,377	108,037,513
Less: Preferred stock held in treasury, at cost; 150,000 and 150,000 shares at March 31, 2025 and December 31, 2024, respectively	(15)	(15)
Less: Common shares held in treasury, at cost; 51,902 and 51,902 shares March 31, 2025 and December 31, 2024, respectively	(54,928)	(54,928)
Accumulated other comprehensive income (loss)	110,193	272,917
Accumulated deficit	(112,002,771)	(110,161,683)
Total deficit attributable to Society Pass Incorporated	(662,970)	(2,138,809)
Non-controlling interest	(214,643)	(273,896)
TOTAL SHAREHOLDERS’ DEFICIT	(877,613)	(2,412,705)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$22,914,357	$21,279,701

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2025	2024

Revenue, net
Sales – online ordering	$2,660	$20,728
Sales – digital marketing	1,183,217	1,552,420
Sales – online ticketing and reservation	287,397	264,574
Sales – data	230	4,566
Software sales	—	4,791
Total revenue	1,473,504	1,847,079

Cost of revenue:
Cost of online ordering	(3,185)	(19,164)
Cost of digital marketing	(1,004,143)	(1,273,115)
Cost of data	(549)	(50,110)
Software sales	—	(12,041)
Total cost of revenue	(1,007,877)	(1,354,430)

Gross income	465,627	492,649

Operating expenses:
Sales and marketing expenses	(45,749)	(127,135)
Software development costs	(12,949)	(13,504)
General and administrative expenses	(2,272,879)	(3,243,671)
Total operating expenses	(2,331,577)	(3,384,310)

Loss from operations	(1,865,950)	(2,891,661)

Other income (expense):
Impairment loss	—	(75)
Interest income	876	5,086
Interest expense	(212)	(173)
Write-off of plant and equipment	—	(8,461)
Other income	20,208	57,170
Total other income, net	20,872	53,547
Loss before income taxes	(1,845,078)	(2,838,114)

Income taxes	(570)	(1,110)

NET LOSS	(1,845,648)	(2,839,224)
NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(4,560)	701

NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(1,841,088)	$(2,839,925)

Other comprehensive loss:
Net loss	(1,845,648)	(2,839,224)
Foreign currency translation adjustment	(98,911)	249,383

COMPREHENSIVE LOSS	$(1,944,559)	$(2,589,841)

Net (loss) income attributable to non-controlling interest	(4,560)	701
Foreign currency translation adjustment attributable to non-controlling interest	63,813	5,329
Comprehensive loss attributable to Society Pass Incorporated	$(2,003,812)	$(2,595,871)

Net loss per share attributable to Society Pass Incorporated :
– Basic	$(0.44)	$(1.21)
– Diluted	$(0.44)	$(1.21)

Weighted average common shares outstanding
– Basic	4,208,030	2,341,300
– Diluted	4,208,030	2,341,300

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three Months ended March 31, 2025
	Preferred Stock		Common Stock		Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non-controlling interest	Total Stockholders’ Deficit
Balances at January 1, 2025	153,500	$15	3,718,030	$372	201,902	$(54,943)	$(233,000)	108,037,513	$272,917	$(110,161,683)	$(273,896)	$(2,412,705)
Share issued for At-The-Market (ATM) equity offering program	—	—	1,250,000	125	—	—	(403,338)	2,282,969	—	—	—	1,879,756
Convertible note	—	—	—	—	—	—	—	1,599,895	—	—	—	1,599,895
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(162,724)	—	63,813	(98,911)
Net loss for the year	—	—	—	—	—	—	—	—	—	(1,841,088)	(4,560)	(1,845,648)
Balances at March 31, 2025	153,000	15	4,968,030	497	201,902	$(54,943)	(636,338)	111,920,377	110,193	(112,002,771)	(214,643)	(877,613)

	Three Months ended March 31, 2024
	Preferred Stock		Common Stock		Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non-controlling interest	Total Stockholders’ Deficit
Balances at January 1, 2024	3,500	$—	2,217,491	$222	74,107	$(785,525)	$—	105,606,538	$(242,129)	$(99,272,691)	$(277,253)	$5,029,162
Shares issued for services	—	—	133,333	13	—	—	—	329,987	—	—	—	330,000
Share issued for treasury stock	—	—	166,667	17	—	—	—	487,223	—	—	—	487,240
Shares repurchase during the period	—	—	—	—	166,667	(487,240)	—	—	—	—	—	(487,240)
Sale of treasury stock	—	—	—	—	(176,335)	1,085,983	—	—	—	(609,022)	—	476,961
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	244,054	—	5,329	249,383
Net loss for the period	—	—	—	—	—	—	—	—	—	(2,839,925)	701	(2,839,224)
Balances at March 31, 2024	3,500	$—	2,517,491	$252	64,439	$(186,782)	$—	106,423,748	$1,925	$(102,721,638)	$(271,223)	$3,246,282

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”)

	Three Months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,845,648)	$(2,839,224)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debts	4,776	75,612
Depreciation and amortization	149,080	165,115
Stock based compensation for services	—	330,000
Treasury stock	—	487,240
Write-off of plant and equipment	—	8,461
Deferred tax assets	1,882	4,611
Right of use assets	111,556	131,858
Change in operating assets and liabilities:
Accounts receivable	258,916	(75,522)
Inventories	(3,842)	51,747
Deposits, prepayments and other receivables	(2,407,154)	323,388
Contract assets	457	126,909
Contract liabilities	(206,578)	4,467
Accounts payables	1,581,083	137,303
Accrued liabilities and other payables	(1,573,370)	(1,129,221)
Due to related parties	7,293	(333)
Operating lease liabilities	(111,953)	(163,897)
Net cash used in operating activities	(4,033,502)	(2,361,485)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repayment of loans	(40,172)	—
Repurchase of common share	—	(487,240)
Convertible note	1,599,895	—
Proceed from share issuance for ATM	1,879,756	476,961
Net cash used in financing activities	3,439,479	(10,279)
Effect on exchange rate change on cash and cash equivalents	52,310	321,014
NET CHANGE IN CASH AND CASH EQUIVALENTS	(541,713)	(2,050,750)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	7,683,979	3,723,982

CASH AND CASH EQUIVALENT AT END OF YEAR	$7,142,266	$1,673,232

Supplemental disclosure of cash flow information:
Cash paid for interest	$149	$173
Cash paid for income tax	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$181,640	$—

Reconciliation to amounts on condensed unaudited consolidated balance sheets:
Cash and cash equivalents	$7,092,266	$1,619,232
Restricted cash	50,000	54,000

Total cash, cash equivalents and restricted cash	$7,142,266	$1,673,232

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

NOTE－2 GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has suffered loss for period of $1,841,088, working capital deficit of $7,151,102 and accumulated deficit of $113,038,677 as of March 31, 2025 that raise substantial doubt about its ability to continue as a going concern. In assessing the going concern, management and the Board has considered the following:

1)	Cash and cash equivalents balance of $7,092,266.

2)	Pursuing business growth of digital marketing and online ticketing and reservations through engaging with more vendors and customers to maximise the sales volume and margin, and continuous improvement in cost control over all segment.

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

NOTE－3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

●	Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2025 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2024 audited financial statements and accompanying notes filed with the SEC.

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

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, the incremental borrowing rate used to calculate right of use assets and lease liabilities, valuation and useful lives of intangible assets, impairment of long-lived assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on amounts due to related parties, inventory valuation, revenue recognition, the allocation of purchase consideration in business combinations, and deferred tax assets and the related valuation allowance.

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $7,092,266  and $7,630,079 , respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $59,474 and $56,430 as of March 31, 2025 and December 31, 2024, respectively. In addition, the Company has uninsured bank deposits of $6,661,710 and $7,330,486 with a financial institution outside the U.S as of March 31, 2025 and December 31, 2024, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of March 31, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both March 31, 2025 and December 31, 2024, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three months period ended March 31, 2025 and 2024, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories amounted to $163,185 and $157,734 at March 31, 2025 and December 31, 2024, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months period ended March 31, 2025 and 2024 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three months period ended March 31, 2025.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three months period ended March 31, 2025, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $2,660 and $20,728, respectively, in the Lifestyle sector.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $0 and $0, respectively, from this stream.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $230 and $4,566, respectively, from telecommunications.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $1,183,217 and $1,552,420, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three months period ended March 31, 2025 and 2024.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $287,397 and $264,574, respectively, from this stream.

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

There were contract assets balance was $336,129 and $333,188 on March 31, 2025 and December 31, 2024, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,234,875 and $1,426,901 on March 31, 2025 and December 31, 2024, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the three months period ended March 31, 2025, and 2024, software development costs were $12,949 and $13,504, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $45,749 and $127,135 for the three months period ended March 31, 2025 and 2024, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of March 31, 2025 and December 31, 2024. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three months period ended March 31, 2025, and 2024.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$s. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Malaysian Ringgit (“MYR), Thailand Baht (“THB”) and Indonesian Rupiah (“IDR”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in shareholder’s deficit.

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end SGD$:US$ exchange rate	$0.7449	$0.7401
Period average SGD$:US$ exchange rate	$0.7413	$0.7460

Translation of amounts from VND into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and December 31, 2024:

	March 31, 2025	March 31, 2024
Period-end VND$:US$ exchange rate	$0.000039	$0.000040
Period average VND$:US$ exchange rate	$0.000039	$0.000041

Translation of amounts from INR into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end INR$:US$ exchange rate	$0.01170	$0.01200
Period average INR$:US$ exchange rate	$0.01155	$0.01204

Translation of amounts from PHP into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end PHP:US$ exchange rate	$0.01745	$0.01779
Period average PHP:US$ exchange rate	$0.01723	$0.01785

Translation of amounts from THB into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end THB:US$ exchange rate	$0.02945	$0.02749
Period average THB:US$ exchange rate	$0.02942	$0.02803

Translation of amounts from MYR into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end MYR:US$ exchange rate	$0.22537	$0.21155
Period average MYR:US$ exchange rate	$0.22470	$0.21169

Translation of amounts from IDR into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end IDR:US$ exchange rate	$0.000060	$0.000063
Period average IDR:US$ exchange rate	$0.000061	$0.000064

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

For the three months period ended March 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended March 31,
	2025	2024
Net loss attributable to Society Pass Incorporated	$(1,841,088)	$(2,839,925)
Weighted average common shares outstanding – Basic and diluted	4,208,030	2,341,300
Net loss per share – Basic and diluted	$(0.44)	$(1.21)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Three months ended March 31,
	2025	2024
Options to purchase common stock (a)	129,685	129,685
Warrants granted to underwriter	253,549	253,549
Warrants granted with Series C-1 Convertible Preferred Stock	71,200	71,200
Total of common stock equivalents	454,434	454,434

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $97.35 per share that will be exercisable at any time.

●	Leases

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

As of March 31, 2025 and December 31, 2024, the Company recorded the right of use asset of $855,748 and $751,672 respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2025, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three months period ended 2024, and 2023. Stock-based compensation is recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, on a retrospective basis, and early adoption is permitted. Management has evaluated and concluded no material impact of this to the financial statements as disclosed in “Segment Information”.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

All other recently issued, but not yet effective, 2024 Accounting Standards Updates are not expected to have an effect on the Company.

NOTE－4 REVENUE

Revenue was generated from the following activities:

	Three Months ended March 31,
	2025	2024
At a point in time:
Sales – online ordering	$2,660	20,728
Sales – digital marketing	1,183,217	1,552,420
Sales – online ticketing and reservation	287,397	264,574
Sales – data	230	4,566

Over a period of time:
Software subscription sales	—	4,791
	$1,473,504	1,847,079

Contract liabilities recognized were related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the years presented:

Schedule of Contract liabilities:

	March 31,	December 31,
	2025	2024
Contract liabilities, brought forward	$1,426,901	$1,265,753
Add: recognized as deferred revenue	256,445	1,426,901
Less: recognized as revenue	(448,471)	(1,265,753)
Contract liabilities, carried forward	$1,234,875	$1,426,901

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

The key measures of segment profit or loss reviewed by our CODM. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Schedule of Segment Reporting:

	Three months ended March 31, 2025
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	—	—	—	2,660	—	—	2,660
Sales – digital marketing	—	1,179,630	869	—	—	2,718	1,183,217
Sales – online ticketing and reservation	—	—	282,148	—	—	5,249	287,397
Sales – data	—	—	—	—	230	—	230
Software sales	—	—	—	—	—	—	—
Total revenue	—	1,179,630	283,017	2,660	230	7,967	1,473,504

Cost of sales:
Cost of online ordering	—	—	—	(3,185)	—	—	(3,185)
Cost of digital marketing	—	(1,004,143)	—	—	—	—	(1,004,143)
Cost of data	—	—	—	—	(549)	—	(549)
Software cost	—	—	—	—	—	—	—
Total cost of revenue	—	(1,004,143)	—	(3,185)	(549)	—	(1,007,877)

Gross income (loss)	—	175,487	283,017	(525)	(319)	7,967	465,627

Operating Expenses
Sales and marketing expenses	—	(6,334)	(37,102)	(778)	(1,535)		(45,749)
Software development costs	—	—	—	—	—	(12,949)	(12,949)
Depreciation	(4,978)	(7,432)	(9,172)	(11,684)	—	(13,179)	(46,445)
Amortization	—	—	(5,964)	—	(89,220)	(7,451)	(102,635)
General and administrative expenses	(42,678)	(433,110)	(787,035)	(43,425)	(2,823)	(814,728)	(2,123,799)
Total operating expenses	(47,656)	(446,876)	(839,273)	(55,887)	(93,578)	(848,307)	(2,331,577)

Loss from operations	(47,656)	(271,389)	(556,256)	(56,412)	(93,897)	(840,340)	(1,865,950)

Impairment loss	—	—	—	—	—	—	—
Interest income	5	49	822	—	—	—	876
Interest expense	—	—	(63)	—	(149)	—	(212)
Write-off of plant and equipment	—	—	—	—	—	—	—
Other income	—	353	15,186	—	—	4,669	20,208
Total other income (expense)	5	402	15,945	—	(149)	4,669	20,872
Income (loss) before income taxes	(47,651)	(270,987)	(540,311)	(56,412)	(94,046)	(835,671)	1,845,078

	Three months ended March 31, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	—	—	—	20,728	—	—	20,728
Sales – digital marketing	—	1,552,420	—	—	—	—	1,552,420
Sales – online ticketing and reservation	—	—	264,574	—	—	—	264,574
Sales – data	—	—	—	—	4,566	—	4,566
Software sales	—	—	4,791	—	—	—	4,791
Total revenue	—	1,552,420	269,365	20,728	4,566	—	1,847,079

Cost of revenue:
Cost of online ordering	—	—	—	(19,164)	—	—	(19,164)
Cost of digital marketing	—	(1,273,115)	—	—	—	—	(1,273,115)
Cost of online platform	—	—	—	—	—	—	—
Cost of data	—	—	—	—	(50,110)	—	(50,110)
Software cost	—	—	(8,053)	(3,988)	—	—	(12,041)
Hardware cost	—	—	—	—	—	—	—
Total cost of revenue	—	(1,273,115)	(8,053)	(23,152)	(50,110)	—	(1,354,430)

Gross income (loss)	—	279,305	261,312	(2,424)	(45,544)	—	492,649

Operating Expenses
Sales and marketing expenses	—	(4,959)	(52,641)	(19,411)	11,335	(61,459)	(127,135)
Software development costs	—	—	—	—	—	(13,504)	(13,504)
Depreciation	(5,411)	(6,177)	(22,041)	(11,684)	—	(16,268)	(61,581)
Amortization	—	—	(6,257)	—	(89,779)	(7,498)	(103,534)
General and administrative expenses	(56,795)	(461,965)	(558,452)	(130,193)	(7,376)	(1,863,775)	(3,078,556)
Total operating expenses	(62,206)	(473,101)	(639,391)	(161,288)	(85,820)	(1,962,504)	(3,384,310)

Income (loss) from operations	(62,206)	(193,796)	(378,079)	(163,712)	(131,364)	(1,962,504)	(2,891,661)

Other income (expense)
Impairment loss	—	—	—	—	(75)	—	(75)
Interest income	5	114	500	2	—	4,465	5,086
Interest expense	—	—	68	—	(241)	—	(173)
Write-off of plant and equipment	—	—	—	—	—	(8,461)	(8,461)
Other income	2,618	170	1,009	(6)	228	53,151	57,170
Total other income (expense)	2,623	284	1,577	(4)	(88)	49,155	53,547
Income (loss) before income taxes	(59,583)	(193,512)	(376,502)	(163,716)	(131,452)	(1,913,349)	(2,838,114)

	March 31, 2025
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	$—	$1,659,000	$3,338,053	$—	$320,756	$173,321	$5,491,130
Identifiable assets	$91,114	$2,067,544	$11,730,360	$200,308	$18,633	$3,314,452	$17,422,411

	December 31, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	$—	$1,659,000	$3,345,161	$—	$402,399	$179,336	$5,585,896
Identifiable assets	$111,636	$2,723,861	$10,190,695	$214,933	$21,347	$2,677,745	$15,693,805

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

	Three Months Ended March 31,
	2025	2024
Indonesia	$132,786	$272,434
Vietnam	65,305	359,667
Philippines	54,115	58,276
Singapore	174,285	50,958
United States	588,580	906,128
Thailand	458,316	199,337
Malaysia	177	279
	$1,473,504	$1,847,079

The below long-live assets are based on the countries in which the asset is located. Summarized financial information concerning our geographic segments is shown in the following tables:

	Three Months Ended March 31, 2025	Years Ended December 31, 2024
Indonesia	$180,987	$193,106
Vietnam	47,732	81,877
Singapore	1,231,853	695,944
Philippines	18,114	23,082
United States	48,541	14,481
Thailand	132,396	150,363
India	452	690
	$1,660,075	$1,159,543

NOTE－6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	March 31,	December 31,
	2025	2024
Deposits	$4,058,759	$2,370,289
Prepayments	1,598,221	1,013,526
Value added tax	95,690	84,301
Interest receivable	5,950	5,950
Other receivables (a)	1,891,310	1,715,784
Total	$7,649,930	$5,189,850

(a)	Included in the other receivables is a security bond placed for Narain case of $1,298,495 and other third parties receivables as of March 31, 2025 and December 31, 2024.

NOTE－7 INVENTORIES

	March 31, 2025	December 31, 2024
Finished goods	$163,185	$157,734
Total Inventories	$163,185	$157,734

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $3,185 and $19,164 incurred during the three months period ended March 31, 2025 and 2024, respectively.

NOTE－8 INTANGIBLE ASSETS

As of March 31, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	March 31, 2025	December 31, 2024
At cost:

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development	3 years	948,330	932,310
Computer software	3 years	696,586	712,747
Software system	3 years	—	—
Intellectual technology	3 years	—	—
Identifiable intangible asset	Indefinite	4,965,654	5,100,654
Other intangible assets	3 – 5 years	—	—
		14,610,570	14,745,711
Less: impairment loss recognized		—	(135,000)
Less: accumulated depreciation		(9,201,289)	(9,106,664)
		$5,409,281	$5,504,047

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

Also, the owner of CVO entered into a call option agreement with the CEO of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the CEO of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 21). As a result of this option exercise, there were no accounting effect on the Company’s unaudited condensed financial statement during the three months period ended March 31, 2025 and 2024.

Amortization of intangible assets was $102,635 and $0 for the three months period ended March 31, 2025 and 2024, respectively, recorded in General and Administrative Expenses.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $948,330 (2024: $932,310) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process.

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

Identifiable intangible assets are the potential intangible assets as stakeholder values estimated based on acquisition exercise of TMG group, Nusatrip group and VLeisure, through the finalization of Purchase Price Allocation. Impairment loss on intangible assets on VLeisure was $135,000 for the year ended December 31, 2024.

NOTE－ 9 PLANT AND EQUIPMENT, NET

Plant and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
At cost:
Computer	$527,556	$526,272
Office equipment	46,549	54,658
Furniture and fixtures	10,175	10,054
Renovation	485,105	484,475
	1,069,385	1,075,459
Less: accumulated depreciation	(708,685)	(667,588)
	360,700	407,871

Depreciation expense for the three months period ended March 31, 2025 and 2024 were $46,445 and $61,581, respectively.

NOTE－10 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	March 31, 2025	December 31, 2024

Amounts due to related parties (a)	$15,861	$8,568

(a)	The amounts represented temporary advances to the Company related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments.

NOTE－11 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2025	December 31, 2024

Accrued payroll	$106,765	$918,472
Accrued VAT expenses	34,009	177,616
Accrued taxes	1,479,906	1,483,438
Accrued litigation compensation (a)	2,116,847	2,116,847
Customer deposit	9,362,642	10,172,396
Customer refund	1,097,321	856,829
Other payables	627,248	712,185
Pension provision	110,836	111,523
Accrued COGS	186,124	47,969
Other accruals (b)	1,815,322	1,726,252
Total accrued liabilities and other payables	$16,937,020	$18,323,527

(a)	The accrued litigation compensation including two litigations, including Narain case of $1,298,495 which has been covered by a secured bond paid and issued during the financial year ended December 31, 2024, and Yeah1 case of $818,352, both disclosed under Note 21 – Contingent and Commitment – Litigation.

(b)	The other accruals including staff compensation stock, consultancy fee, professional fee, directors fee and general operating expenses.

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Condensed Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of March 31, 2025 and December 31, 2024.

The Company used a weighted average incremental borrowing rate of 5.03% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.11 years.

During the three months period ended March 31, 2025, have 3 new lease arrangements was entered, and accounted as per ASC Topic 842.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Three months ended March 31,
	2025	2024

Operating lease expense (per ASC 842)	$100,299	$131,830
Short-term lease expense (other than ASC 842)	10,479	16,392
Total lease expense	$110,778	$148,222

As of March 31, 2025, right-of-use assets were $855,748 and lease liabilities were $857,054.

As of December 31, 2024, right-of-use assets were $751,672 and lease liabilities were $753,375.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of March 31, 2025

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending March 31:

Years ended March 31,	Operating lease amount
2026	$463,235
2027	321,608
2028	119,263
Total	904,106
Less: interest	(47,052)
Present value of lease liabilities	$857,054
Less: non-current portion	(421,557)
Present value of lease liabilities – current liability	$435,497

NOTE－ 13 LOAN

	March 31, 2025	December 31, 2024

Loan – A (i)	$11,463	$13,210
Loan – B (ii)	57,046	99,831
	68,509	113,041

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the three months ended March 31, 2025 and 2024, the Company recognized the interest expense of $149 and $239, respectively.

ii)	On September 30, 2024, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $161,692 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 85% of the total premium, to repay the premium of $137,226. The Company paid the down-payment of $24,466 (15%) and remaining balance $137,226 (85%) to be repaid by 10 installments until July 30, 2025, with a total interest imposed of $5,390. The outstanding balance as of March 31, 2025 and December 31, 2024 was $57,046 and $99,831, respectively.

NOTE－14 SHAREHOLDERS’ DEFICIT

Authorized stock

The Company is authorized to issue two classes of stock. The total number of shares of stock which the Company is authorized to issue is 11,333,333 shares of capital stock, consisting of 6,333,333 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. On May 1, 2024, the Company effected a 1-for-15 reverse stock split of the issued and outstanding shares of the Company’s common stock. All share and per share information in these unaudited condensed financial statements and its footnotes have been retroactively adjusted for the periods presented.

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

Common stock outstanding

As of March 31, 2025 and December 31, 2024, the Company had a total of 4,968,030 and 3,718,030 shares of its common stock issued and outstanding, respectively.

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

During the three months period ended March 31, 2025 and 2024, the Company issued 0 and 133,333 shares of common stock to consultants in exchange for consulting services value at $0 and $330,000 , respectively.

During the three months period ended March 31, 2025 and 2024, the Company issued 0 and 275,095 shares of common stock to eighteen and twenty eight of its employees as compensation valued at $0 and $474,733, respectively.

During the three months period ended March 31, 2025 and 2024, the Company issued 0 and 300,000 shares of common stock for private placement valued at $0 and $250,000, respectively.

During the three months period ended March 31, 2025 and 2024, the Company issued 0 and 24,631 shares of common stock for settlement of acquisition of subsidiary valued at $0 and $75,002, respectively.

During the three months period ended March 31, 2025 and 2024, the Company issued 0 and 0 shares of common stock for staff exercised options, at $23.70 per share, total amounting to $0 and $0, respectively.

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

Below is a summary of the Company’s issued and outstanding warrants as of March 31, 2025 and December 31, 2024. In December 2020, a total of 838 warrants were exercised in exchange for 838 Series C-1 preferred stocks:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2023	252,929	53.55	3.02
Outstanding as of December 31, 2024	252,929	53.55	2.00
Issued (c)	—	—	—
Exercised	—	—	—
Expired	(16,263)	53.55	—
Outstanding as of March 31, 2025	236,666	$53.53	1.88

There is no intrinsic value for the warrants as of March 31, 2025 and December 31, 2024.

(a)	Common stock will be issued upon exercise of the 9,630 warrants having intrinsic value of $0 and $73,667 as of December 31, 2022 and 2021, respectively.

(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 77,200 shares of common stock with the intrinsic value of $0 and $10,433,580 as of December 31, 2022 and 2021, respectively.

(c)	Common stock will be issued upon warrants exercise of the 243,299 warrants having no intrinsic value as of December 31, 2022.

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

Schedule of Stock Option

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2023	129,684	$97.35	8
Outstanding as of December 31, 2024	129,684	$97.35	7
Outstanding as of March 31, 2025	129,684	$97.35	6.75

The total fair value of options vested during the three months period ended March 31, 2025 and 2024 was $0.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the three months period ended March 31, 2025 and 2024:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price (6.49 before reverse share split 1:15)	$97.35

Ex-director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2022	21,732	$114.75	0.92 years
Vested	(21,732)	114.75	—
Unvested as of December 31, 2023, 2024 and March 31, 2025	—	—	—

The Company issued 54,330 shares of its common stock on September 1, 2021 (“start date”) of which 43,464 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 10,866 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the three months period ended March 31, 2025 and 2024, the Company recognized the amortization of stock compensation expense of $0 and $0, respectively.

NOTE－15 PREFERRED STOCKS AND WARRANTS

As of March 31, 2025 and December 31, 2024, the Company’s preferred stocks have been designated as follow:

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the three months period ended March 31, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of March 31, 2025 and December 31, 2024, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued three months period ended March 31, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of March 31, 2025 and December 31, 2024, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Stocks issued during the three months period ended March 31, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company’s common stock valued at $466,720, equal to approximately $9.72 per share.

As of March 31, 2025 and December 31, 2024, there were no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the three months period ended March 31, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of March 31, 2025 and December 31, 2024, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Shares

No Series C-1 Preferred Stocks were issued during the three months period ended March 31, 2025 and 2024.

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

As of March 31, 2025 and December 31, 2024, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

Series X Super Voting Preferred Shares

During the three months period ended 2024, Thoughtful Media Group Incorporated and Nusatrip Incorporated issued 75,000 and 75,000 Series X Super Voting Preferred Stock to director.

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

As of March 31, 2025 and December 31, 2024, there were 153,500 and 153,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－16 TREASURY STOCK

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. Subsequently on February 14, 2025, the Board authorized a revise of the share repurchase program to $3,371,000.  The following table presents information with respect to repurchases of common stock during the three months period ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Aggregate common stock repurchased	$—	$966,583
Weighted average price paid per share	$—	$0.1932
Total amount paid	$—	$186,782

On October 14, 2024, the Company have cancelled the Company’s Super Voting Preferred Stock to the former director, and the 150,000 Super Voting Preferred Stocks issued are held as treasury stock.

As of March 31, 2025 and December 31, 2024, we had up to $354,045 and $862,801 of the share repurchase program available, respectively. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE－18 INCOME TAXES

For the three months period ended March 31, 2025 and 2024, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Three Months ended March 31,
	2025	2024
Tax jurisdiction from:
- Local	$(744,204)	$(987,269)
- Foreign	(1,100,874)	(1,850,845)
Loss before income taxes	$(1,845,078)	$(2,838,114)

The provision for income taxes consisted of the following:

	Three Months ended March 31,
	2025	2024
Current:
- Vietnam	79	465
- India	491	645
Income taxes	$570	$1,110

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

As of March 31, 2025, the operation in the United States incurred $744,204 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $7,987,021 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of March 31, 2025, the operation in the Singapore incurred $447,736 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $2,472,915 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of March 31, 2025, the operation in the Vietnam incurred $109,199 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,221,279 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of March 31, 2025, the operation in the India incurred $1,951 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $488.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of March 31, 2025, the Company’s subsidiary operations in Indonesia incurred $442,208 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $295,281 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Philippines

The Company’s subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of March 31, 2025, the Company’s subsidiary operations in Philippines incurred $54,006 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 3 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $329,851 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company’s subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of March 31, 2025, the Company’s subsidiary operations in Thailand incurred $48,947 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $116,178 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of March 31, 2025, the Company’s subsidiary operations in Malaysia incurred $729 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 7 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,998 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of March 31, 2025 and December 31, 2024 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	March 31, 2025	December 31, 2024
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	7,987,021	7,830,738
- Singapore	2,472,915	2,396,800
- Vietnam	1,221,279	1,199,440
- India	—	—
- Philippines	329,851	316,349
- Indonesia	295,281	197,995
- Thailand	116,178	106,389
- Malaysia	1,998	1,823
	18,439,658	18,064,669
Less: valuation allowance	(18,383,190)	(18,006,319)
Deferred tax assets, net	$56,468	$58,350

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of March 31, 2025 and December 31, 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the three months period ended March 31, 2025 and 2024, there were no penalties or interest recorded in income tax expense.

NOTE－18 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months period ended March 31, 2025 and 2024, $73,047 and $236,709 contributions were made accordingly.

NOTE－19 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid to the director and key management personnel, the total salaries of $187,500 and $187,500 during the three months period ended March 31, 2025 and 2024, respectively.

The Company’s subsidiary paid their officer, total professional fee of $1,786  and $2,405 during the three months period ended March 31, 2025 and 2024, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE－20 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months period ended March 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three Months Ended March 31, 2025		March 31, 2025
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$588,481	39.94%	$204,557
Customer B	181,911	12.35%	20,103
Customer C	$156,958	10.65%	$—

	Three Months Ended March 31, 2024		March 31, 2024
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$906,128	49.06%	$365,846
Customer B	$278,744	15.09%	$30,068

(b) Major vendors

For the three months period ended March 31, 2025 and 2024, the vendors who accounts for 10% or more of the Company’s cost of sales and its outstanding payable balance as at year-end date, are presented as follows:

	Three Months ended March 31, 2025		March 31, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$158,875	15.76%	$50,103
Vendor B	119,735	11.88%	—
Vendor C	$106,285	10.55%	$—

	Three Months Ended March 31, 2024		March 31, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$228,114	16.84%	$118,679

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

NOTE－21 COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company had no material commitments or contingencies.

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

In one of those actions, brought by Rahul Narain, a former employee claims entitlement to compensation and a bonus totalling $566,000 and 130-195 shares of Company common stock, together with costs. For the 130 shares he contends were not delivered, he alleges damages of approximately $750,000. The Company responded to the complaint and also asserted counterclaims in the proceeding for $1,500,000 to $4,000,000 plus punitive damages, together with interest and costs, arising from, inter alia, the former employee’s breach of contract, unfair competition, misappropriation of trade secrets and breach of fiduciary duty. The former employee has responded to the Company’s counterclaims and discovery has been conducted. The discovery phase is now over. The Company filed a motion for partial summary judgment to dismiss Rahul Narain’s claims for damages associated with the 130-195 shares of the Company’s common stock. Rahul Narain has filed a motion for partial summary judgment on his claims for compensation and for damages he alleges associated with his contention that the Company did not deliver the shares of common stock under a warrant. In that motion he seeks the monetary value of that stock, which he contends is $749,190 plus interest, and also seeks partial summary judgment for his claim seeking $566,000 in compensation, specifically to the motion, he seeks $60,000. His motion also seeks to dismiss the Company’s counterclaims. Rahul Narain has also filed a motion in limine to preclude the Company’s expert witness as to damages for some of the Company’s counterclaims. The Court denied the Company’s motion for summary judgment and granted Mr. Narain’s motion for summary judgment on his claims on the warrant and for a portion of his salary, giving him a recovery of $749,190 plus interest as of September 4, 2019 and for his salary of $10,000 per month for the months of September, October, and November of 2023 plus interest, and denied the remainder of his motion, including those portions seeking to dismiss the Company’s counterclaims and to preclude the Company’s expert witness. The Company has filed a Notice of Appeal of this decision and has also filed a motion to reargue the decision. Following the grant of partial summary judgment, a judgment was entered in the office of the Clerk of the Supreme Court in the amount of $1,082,078.91. Subsequently, Mr. Narain served a restraining notice on the Company and has made a motion to appoint a receiver to sell Thoughtful Media Group Inc. and NusaTrip Inc. and disburse proceeds to Mr. Narain sufficient to satisfy the judgment, granting the receiver the right to retain counsel and bankers and to pay them from the proceeds of such sale, or in the alternative, directing the Company to pay Mr. Narain from the sale of any of its assets to satisfy the judgment and enjoining the company from diverting those funds to anyone else until the judgment is satisfied. The Company bonded the judgment and therefore the Court denied the motion without prejudice. In that same Order, the Court denied the Company’s motion to reargue Mr. Narain’s motion for partial summary judgment. Finally, the parties recently attempted to mediate their claims before the Appellate Division, First Department, however such efforts did not result in a settlement. The Company intends to continue to defend Mr. Narain’s claims vigorously.

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

NOTE－22 SUBSEQUENT EVENTS

On April 7, 2025, the subsidiary in Indonesia issued additional 40,000 of common stocks at IDR 100,000 per share to the existing shareholders with the holding percentage remain unchanged.

Save as disclosed above, the Company’s management has evaluated subsequent events up to the date of these consolidated financial statements were available to be issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to disclose.

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025, and other reports that we file with the SEC from time to time.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Revenue, net	$1,473,504	$1,847,079
Cost of revenue	(1,007,877)	(1,354,430)
Gross income	465,627	492,649
Less operating expenses:
Sales and marketing expenses	(12,049)	(127,135)
Software development costs	(45,749)	(13,504)
General and administrative expenses	(2,272,879)	(3,243,671)
Total operating expenses	(2,33,1577)	(3,384,310)
Loss from operations	(1,865,950)	(2,891,661)

Other income (expense):
Interest income	876	5,086
Interest expense	(212)	(173)
Impairment loss	—	(75)
Other income	20,208	57,170
Total other income	20,872	53,547
Loss before income taxes	(1,845,078)	(2,838,114)
Income taxes	(570)	(1,110)
NET LOSS	$(1,845,648)	$(2,839,224)

Revenue. We generated revenues of $1,473,504 and $1,847,079 during the three months ended March 31, 2025 and 2024, respectively. The decrease in revenue for the three months periods was mainly due to the decrease in the sales from our digital marketing segment due to internally project milestone and externally pressure from higher competition.

Revenue by business segment. For the three months ended March 31, 2025 and 2024, digital marketing generated revenue of $1,183,217 and $1,552,420 respectively, online ticketing and reservations generate revenue of $287,397 and $264,574 respectively, online ordering including e-commerce generated revenue of $2,660 and $20,728 respectively, software subscription from online hotel service software generated revenue of $0 and $4,791 respectively, and telecommunication reseller generated revenue of $230 and $4,566 respectively. Digital marketing and online ordering from e-commerce decreased as a result of stronger competition from big market players and mature of direct online platform from various sellers. Online ticketing and reservations increased as results of business partnering with more vendors to secured more competitive price for sales.

Revenue by geographic segment. From the three months ended March 31, 2025 and 2024, United States revenue decreased from $906,128 to $588,580 and Thailand revenue increased from $199,337 to $458,316 both from digital marketing segment. Indonesia revenue decreased from $272,434 to $132,786 and Singapore revenue increased from 50,958 to $588,580 from online ticketing and reservation business segment. Vietnam revenue decreased from $359,667 to $65,305 mainly due to revenue decreased in digital marketing and e-Commerce online ordering business segment. The rest of other geographic segment in the Philippines and Malaysia remained consistent.

Top Customers Revenue for the three months ended March 31, 2025 and 2024

For the three months period ended March 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three Months Ended March 31, 2025		March 31, 2025
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$588,481	40.16%	$204,557
Customer B	181,911	12.42%	20,103
Customer C	$156,958	10.65%	$—

	Three Months Ended March 31, 2024		March 31, 2024
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$906,128	49.06%	$365,846
Customer B	$278,744	15.09%	$30,068

Cost of Revenue. Cost of revenue was $1,354,430 and $1,007,877 for three months ended March 31, 2025, and 2024, respectively. Our cost of revenue decreases in line with revenue mainly from digital marketing.

Top Vendors Cost of Revenue for the three months ended March 31, 2025 and 2024

For the three months period ended March 31, 2025 and 2024, the vendors who accounts for 10% or more of the Company’s cost of sales and its outstanding payable balance as at year-end date, are presented as follows:

	Three Months ended March 31, 2025		March 31, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$158,875	15.76%	$50,103
Vendor B	119,735	11.88%	—
Vendor C	$106,285	10.55%	$—

	Three Months Ended March 31, 2024		March 31, 2024
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$228,114	16.84%	$118,679

Gross Income. We recorded a gross income of $465,627 and $492,649 for the three months ended March 31, 2025 and 2024, respectively. The decrease in gross income is due to higher cost of revenue of digital marketing revenue. Gross income margin is 32% and 27% for the three months ended March 31, 2025 and 2024, respectively. Rise in gross margin for the three months period ended March 31, 2025 is due to higher revenue from online ticketing and reservation which has no cost of revenue, partially offset against lower gross margin arising from digital marketing business.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $45,749 and $127,135 for the three months ended March 31, 2025 and 2024, respectively. The S&M expense remained consistently low primarily attributable to the planned cost reductions.

Software Development Cost (“SDC”). We incurred SDC expenses of $12,949 and $13,504 for three months ended March 31, 2025 and 2024 respectively. The SDC remained consistent is primarily attributable to the maintaining of our technology development team.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $2,272,879 and $3,243,671 for the three months ended March 31, 2025 and 2024 respectively. The G&A is primarily consisting of the professional costs associated with ongoing expenses for its listing on the Nasdaq Stock Exchange and stock based compensation for services, staff costs and D&O insurance cost. This is significantly decrease due to lost on foreign exchange difference, lower professional fee for funding program and staff costs as well as resulted from general cost restructuring and controlling.

Income Taxes. Our income tax expenses for the three months ended March 31, 2025 and 2024 was $570 and $1,110, respectively.

Net Loss. As a result of the items noted above, for the three months ended March 31, 2025, we incurred a net loss of $1,845,648 as compared to the same period ended March 31, 2024 of $2,839,224. The improvement in net loss is primarily attributable to decreased in G&A.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents and restricted cash of $7,142,266, accounts receivable of $858,801, deposits, prepayments and other receivables of $7,649,930, inventories of $163,185 and contract assets of $336,129.

For the three months ended March 31, 2025, the Company’s stockholders’ deficit was $877,613 which decrease as a result of an increase in additional paid-in-capital partially offset by accumulated deficit. For the three months ended March 31, 2025, the Company incurred net loss of $1,845,648 and net cash used in operating activities of $4,033,502. Net cash provided by financing activities was $3,439,479, resulting from issuance of common stock for convertible note and proceeds from share issuance for ATM.

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

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,033,502)	$(2,361,485)
Net cash provided by (used in) financing activities	3,439,479	(10,279)
Effect on exchange rate change	52,310	321,014
Net change in cash and cash equivalents	(541,713)	(2,050,750)
Cash and cash equivalent and restricted cash at beginning of period	7,683,979	3,723,982
Cash and cash equivalent and restricted cash at end of period	$7,142,266	$1,673,232

Net Cash Used in Operating Activities.

For the three months ended March 31, 2025, net cash used in operating activities was $4,033,502, which consisted primarily of a net loss of $1,845,648, increase in deposits, prepayments and other receivables of $2,407,154, decrease in accrued liabilities and other payables of $1,573,370, decrease in contract liabilities of $206,578, partially offset by increase in accounts payable of $1,581,083, decrease in accounts receivable of $258,916, and depreciation and amortization of $149,080.

For the three months ended March 31, 2024, net cash used in operating activities was $2,361,485, which consisted primarily of a net loss of $2,839,224 and decrease in accrued liabilities and other payables of $1,129,221, partially offset by non-cash stock-based compensation for services of $330,000, decrease in deposits, prepayments and other receivables of $323,388 and depreciation and amortization of $165,115.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, to finance our operations and future acquisitions.

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2025, net cash provided by financing activities was $3,439,479 for issuance of convertible note of $1,599,895 and proceed from share issuance for ATM of $1,879,756, partially offset by repayment of loan of $40,172.

For the three months ended March 31, 2024, net cash used in financing activities was $10,279 for repurchase of common stock of $487,240, partially offset by resales of treasury stock of $476,961.

Critical Accounting Policies and Estimate

●	Basis of presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations and other comprehensive loss, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or for the full year ending December 31, 2025 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the 2025 audited financial statements and accompanying notes filed with the SEC.

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

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, the incremental borrowing rate used to calculate right of use assets and lease liabilities, valuation and useful lives of intangible assets, impairment of long-lived assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on amounts due to related parties, inventory valuation, revenue recognition, the allocation of purchase consideration in business combinations, and deferred tax assets and the related valuation allowance.

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of March 31, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $7,092,266  and $7,630,079 , respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $59,475 and $56,430 as of March 31, 2025 and December 31, 2024, respectively. In addition, the Company has uninsured bank deposits of $134,671,343 and $7,330,486 with a financial institution outside the U.S as of March 31, 2025 and December 31, 2024, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of March 31, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both March 31, 2025 and December 31, 2024, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. During the three months period ended March 31, 2025 and 2024, the Company recorded an allowance for obsolete inventories of $0 and $0, respectively. The inventories amounted to $163,185 and $157,734 at March 31, 2025 and December 31, 2024, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months period ended March 31, 2025 and 2024 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three months period ended March 31, 2025.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three months period ended March 31, 2025, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $2,660 and $20,728, respectively, in the Lifestyle sector.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $0 and $0, respectively, from this stream.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $230 and $4,566 , respectively, from telecommunications.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $1,183,217 and $1,552,420, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three months period ended March 31, 2025 and 2024.

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

During the three months period ended March 31, 2025 and 2024, the Company generated revenue of $287,397 and $264,574, respectively, from this stream.

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

There were contract assets balance was $336,129 and $333,188 on March 31, 2025 and December 31, 2024, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $1,234,875 and $1,426,901 on March 31, 2025 and December 31, 2024, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the three months period ended March 31, 2025, and 2024, software development costs were $12,949 and $13,504, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $45,749 and $127,135 for the three months period ended March 31, 2025 and 2024, respectively.

●	Product warranties

he Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of March 31, 2025 and December 31, 2024. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three months period ended March 31, 2025, and 2024.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$s. In addition, the Company’s subsidiary is operating in the Republic of Vietnam, Singapore, India and Philippines and maintains its books and record in its local currency, Vietnam Dong (“VND”), Singapore Dollar (“SGD”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Malaysian Ringgit (“MYR), Thailand Baht (“THB”) and Indonesian Rupiah (“IDR”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in shareholder’s deficit.

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end SGD$:US$ exchange rate	$0.7449	$0.7401
Period average SGD$:US$ exchange rate	$0.7413	$0.7460

Translation of amounts from VND into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and December 31, 2024:

	March 31, 2025	March 31, 2024
Period-end VND$:US$ exchange rate	$0.000039	$0.000040
Period average VND$:US$ exchange rate	$0.000039	$0.000041

Translation of amounts from INR into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end INR$:US$ exchange rate	$0.01170	$0.01200
Period average INR$:US$ exchange rate	$0.01155	$0.01204

Translation of amounts from PHP into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end PHP:US$ exchange rate	$0.01745	$0.01779
Period average PHP:US$ exchange rate	$0.01723	$0.01785

Translation of amounts from THB into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end THB:US$ exchange rate	$0.02945	$0.02749
Period average THB:US$ exchange rate	$0.02942	$0.02803

Translation of amounts from MYR into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end MYR:US$ exchange rate	$0.22537	$0.21155
Period average MYR:US$ exchange rate	$0.22470	$0.21169

Translation of amounts from IDR into US$ has been made at the following exchange rates for the three months period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end IDR:US$ exchange rate	$0.000060	$0.000063
Period average IDR:US$ exchange rate	$0.000061	$0.000064

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

For the three months period ended March 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended March 31,
	2025	2024
Net loss attributable to Society Pass Incorporated	$(1,841,088)	$(2,839,925)
Weighted average common shares outstanding – Basic and diluted	4,208,030	2,341,300
Net loss per share – Basic and diluted	$(0.44)	$(1.21)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Three months ended March 31,
	2025	2024
Options to purchase common stock (a)	129,685	129,685
Warrants granted to underwriter	253,549	253,549
Warrants granted with Series C-1 Convertible Preferred Stock	71,200	71,200
Total of common stock equivalents	454,434	454,434

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $97.35 per share that will be exercisable at any time.

●	Leases

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

As of March 31, 2025 and December 31, 2024, the Company recorded the right of use asset of $855,748 and $751,672 respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of March 31, 2025, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three months period ended 2024, and 2023. Stock-based compensation is recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Other Comprehensive Loss, with corresponding credits to common stock and accumulated paid-in capital.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, on a retrospective basis, and early adoption is permitted. Management has evaluated and concluded no material impact of this to the financial statements as disclosed in “Segment Information”.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 720): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 21, “Commitments and Contingencies”.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 16, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.”

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

SOCIETY PASS INCORPORATED

Date: May 20, 2025	/s/ Raynauld Liang
Raynauld Liang
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	/s/ Yee Siong Tan
Yee Siong Tan
Chief Financial Officer
(Principal Financial Officer)