Form 10-Q
period 2025-06-30
SOCIETY PASS INCORPORATED.
filed 2025-08-13
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Yes ☐ No ☒

As of August 13, 2025, there were 5,361,919 shares of the registrant’s common stock, $0.0001 par value, outstanding.

i

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$8,218,805	$7,630,079
Restricted cash	50,000	53,900
Accounts receivable, net	1,064,164	1,111,161
Inventories	127,843	157,734
Contract assets	327,267	333,188
Deposits, prepayments and other receivables	12,796,555	5,189,850
Total current assets	22,584,634	14,475,912

Non-current assets:
Intangible assets, net	5,311,177	5,504,047
Goodwill	81,849	81,849
Property, plant and equipment, net	347,106	407,871
Right of use assets, net	809,329	751,672
Deferred tax assets	58,350	58,350
Total non-current assets	6,607,811	6,803,789

TOTAL ASSETS	$29,192,445	$21,279,701

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payables	$9,581,836	$2,997,994
Contract liabilities	951,228	1,426,901
Accrued liabilities and other payables	15,492,850	18,323,527
Due to related parties	12,739	8,568
Operating lease liabilities	432,842	360,621
Loan	24,270	113,041
Total current liabilities	26,495,765	23,230,652
Non-current liabilities
Operating lease liabilities	377,776	392,754
Deferred tax liabilities	69,000	69,000
Total non-current liabilities	446,776	461,754

TOTAL LIABILITIES	26,942,541	23,692,406

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,766,500 and 4,766,500 shares undesignated as of June 30, 2025 and December 31, 2024, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Series X Super Voting Preferred Stock, $0.0001 par value, 153,500 shares designated; 153,500 and 153,500 Series X shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	15	15
Common shares; $0.0001 par value, 6,333,333 shares authorized; 5,311,061 and 3,718,030 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	531	372
Subscription receivable	(381,111)	(233,000)
Additional paid-in capital	114,698,365	108,037,513
Less: Preferred stock held in treasury, at cost; 150,000 and 150,000 shares at June 30, 2025 and December 31, 2024, respectively	(15)	(15)
Less: Common shares held in treasury, at cost; 0 and 51,902 shares June 30, 2025 and December 31, 2024, respectively	—	(54,928)
Accumulated other comprehensive income (loss)	(380,449)	272,917
Accumulated deficit	(111,488,907)	(110,161,683)
Total equity (deficit) attributable to Society Pass Incorporated	2,448,429	(2,138,809)
Non-controlling interest	(198,525)	(273,896)
TOTAL EQUITY (DEFICIT)	2,249,904	(2,412,705)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$29,192,445	$21,279,701

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue, net
Sales – online ordering	$4,719	3,701	$7,379	$24,429
Sales – digital marketing	2,064,909	1,528,173	3,248,126	3,080,593
Sales – online ticketing and reservation	431,699	177,033	719,096	441,607
Sales – data	167	177	397	4,743
Software sales	—	1,426	—	6,217
Total revenue	2,501,494	1,710,510	3,974,998	3,557,589

Cost of sales:
Cost of online ordering	(5,853)	(7,467)	(9,038)	(26,631)
Cost of digital marketing	(1,082,267)	(1,231,048)	(2,086,410)	(2,504,163)
Cost of data	(316)	50	(865)	(50,060)
Software sales	—	(7,740)	—	(19,781)
Total cost of revenue	(1,088,436)	(1,246,205)	(2,096,313)	(2,600,635)

Gross income	1,413,058	464,305	1,878,685	956,954

Operating expenses:
Sales and marketing expenses	(59,856)	(143,698)	(105,605)	(270,833)
Software development costs	(13,480)	(13,833)	(26,429)	(27,337)
General and administrative expenses	(1,492,311)	(2,461,968)	(3,765,190)	(5,705,639)

Total operating expenses	(1,565,647)	(2,619,499)	(3,897,224)	(6,003,809)

Loss from operations	(152,589)	(2,155,194)	(2,018,539)	(5,046,855)

Other income (expense):
Gain on disposal of plant and equipment	226	206	226	206
Impairment loss	—	75	—	—
Interest income	2,301	1,043	3,177	6,129
Interest expense	(171)	(285)	(383)	(458)
Waiver of loan payable	8,492	43,410	8,492	43,410
Write-off of plant and equipment	—	41	—	(8,420)
Other income	694,860	170,834	715,068	228,004
Total other income, net	705,708	215,324	726,580	268,871

Income (loss) before income taxes	553,119	(1,939,870)	(1,291,959)	(4,777,984)

Income taxes	(735)	(3,884)	(1,305)	(4,994)

NET INCOME (LOSS)	552,384	(1,943,754)	(1,293,264)	(4,782,978)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	73,376	(5,411)	68,816	(4,710)

NET INCOME (LOSS) ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$479,008	$(1,938,343)	$(1,362,080)	$(4,778,268)

Other comprehensive income (loss):
Net income (loss)	552,384	(1,943,754)	(1,293,264)	(4,782,978)
Foreign currency translation adjustment	(548,187)	272,825	(647,098)	522,208

COMPREHENSIVE INCOME (LOSS)	$4,197	$(1,670,929)	$(1,940,362)	$(4,260,770)

Net income (loss) attributable to non-controlling interest	73,376	(5,411)	68,816	(4,710)
Foreign currency translation adjustment attributable to non-controlling interest	(57,545)	5,035	6,268	10,364
Comprehensive loss attributable to Society Pass Incorporated	$(11,634)	$(1,670,553)	$(2,015,446)	$(4,266,424)

Net income (loss) per share attributable to Society Pass Incorporated:
– Basic	$0.09	$(0.73)	$(0.30)	$(1.91)
– Diluted	$0.10	$(0.73)	$(0.30)	$(1.91)

Weighted average common shares outstanding
– Basic	5,311,061	2,656,697	4,611,499	2,498,998
– Diluted	5,010,535	2,656,697	4,611,499	2,498,998

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three and Six months ended June 30, 2025
	Preferred Stock		Common Stock		Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2025	153,500	$15	3,718,030	$372	201,902	$(54,943)	$(233,000)	$108,037,513	$272,917	$(110,161,683)	$(273,896)	$(2,412,705)
Shares issued for At-The-Market (ATM) equity offering program	—	—	1,250,000	125	—	—	(403,338)	2,282,969	—	—	—	1,879,756
Convertible notes	—	—	—	—	—	—	—	1,599,895	—	—	107	1,600,002
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(162,724)	—	63,813	(98,911)
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,841,088)	(4,560)	(1,845,648)

Balances at March 31, 2025	153,500	$15	4,968,030	$497	201,902	$(54,943)	$(636,338)	$111,920,377	$110,193	$(112,002,771)	$(214,536)	$(877,506)

Convertible notes	—	—	—	—	—	—	—	2,699,820	—	—	180	2,700,000
Shares issued for accrued salaries	—	—	43,031	4	—	—	—	64,496	—	—	—	64,500
Shares issued for private placement	—	—	300,000	30	—	—	—	299,970	—	—	—	300,000
Settlement of subscription receivable	—	—	—	—	(51,902)	54,928	255,227	(286,298)	—	34,856	—	58,713
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(490,642)	—	(57,545)	(548,187)
Net income for the period	—	—	—	—	—	—	—	—	—	479,008	73,376	552,384

Balances at June 30, 2025	153,500	$15	5,311,061	$531	150,000	$(15)	$(381,111)	$114,698,365	$(380,449)	$(111,488,907)	$(198,525)	$2,249,904

	Three and Six months ended June 30, 2024
	Preferred Stock		Common Stock		Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2024	3,500	$—	2,217,491	$222	74,107	$(785,525)	$—	$105,606,538	$(242,129)	$(99,272,691)	$(277,253)	$5,029,162
Shares issued for services	—	—	133,333	13	—	—	—	329,987	—	—	—	330,000
Share issued for treasury stock	—	—	166,667	17	—	—	—	487,223	—	—	—	487,240
Shares repurchase during the period	—	—	—	—	166,667	(487,240)	—	—	—	—	—	(487,240)
Sale of treasury stock	—	—	—	—	(176,335)	1,085,983	—	—	—	(609,022)	—	476,961
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	244,054	—	5,329	249,383
Net loss for the period	—	—	—	—	—	—	—	—	—	(2,839,925)	701	(2,839,224)

Balances at March 31, 2024	3,500	$—	2,517,491	$252	64,439	$(186,782)	$—	$106,423,748	$1,925	$(102,721,638)	$(271,223)	$3,246,282

Shares issued for salaries	—	—	57,761	6	—	—	—	128,694	—	—	—	128,700
Shares issued for private placements	—	—	300,000	30	—	—	(283,000)	482,970	—	—	—	200,000
Shares issued for subsidiary acquisition	—	—	24,631	2	—	—	—	75,000	—	—	—	75,002
Fractional shares	—	—	70,813	7	—	—	—	(7)	—	—	—	—
Sale of treasury stock	—	—	—	—	(64,439)	186,782	—	—	—	(50,884)	—	135,898
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	267,790	—	5,035	272,825
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,938,343)	(5,411)	(1,943,754)

Balances at June 30, 2024	3,500	$—	2,970,696	$297	—	$—	$(283,000)	$107,110,405	$269,715	$(104,710,865)	$(271,599)	$2,114,953

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”)

	Six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,293,264)	$(4,782,978)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debts	4,866	1,803
Depreciation and amortization	320,386	327,411
Gain on disposal of plant and equipment	(226)	(206)
Write-off of plant and equipment	—	8,420
Waiver of loan payable	(8,492)	(43,410)
Stock based compensation for services	64,500	458,700
Treasury stock	—	487,240
Deferred tax assets	—	9,222
Change in operating assets and liabilities:
Accounts receivable	87,629	437,827
Inventories	36,350	98,696
Deposits, prepayments and other receivables	(7,394,198)	(950,510)
Contract assets	19,564	(305,684)
Contract liabilities	(534,100)	133,805
Accounts payables	6,461,084	238,874
Accrued liabilities and other payables	(3,572,473)	652,683
Advances to related parties	4,171	3,363
Right of use assets	239,805	245,696
Operating lease liabilities	(240,219)	(247,009)

Net cash used in operating activities	(5,804,617)	(3,226,057)

Cash flows from investing activities:
Purchase of plant and equipment	(4,095)	—
Net cash used in investing activity	(4,095)	—

Cash flows from financing activities:
Proceeds from private placement	300,000	200,000
Proceeds from share issuance for ATM	1,938,469	—
Proceeds from issuance of convertible notes	4,300,002	—
Repayment of loan	(80,314)	—
Repurchase of common shares	—	(487,240)
Proceeds from the sale of treasury stock	—	612,859
Net cash provided by financing activities	6,458,157	325,619
Effect on exchange rate change on cash and cash equivalents	(64,619)	64,293
NET CHANGE IN CASH AND CASH EQUIVALENTS	584,826	(2,836,145)
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	7,683,979	3,723,982

CASH AND CASH EQUIVALENT AT END OF PERIOD	$8,268,805	$887,837

Supplemental disclosure of cash flow information:
Cash paid for interest	$320	$458
Cash paid for income tax	$—	$3,102

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$461,658	$—

Reconciliation to amounts on condensed unaudited consolidated balance sheets:
Cash and cash equivalents	$8,218,805	$833,937
Restricted cash	50,000	53,900

Total cash, cash equivalents and restricted cash	$8,268,805	$887,837

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	United States, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Thoughtful Media (Singapore) Pte. Ltd. (FKA: Hottab Pte Ltd. (HPL))	Singapore January 17, 2015	Digital marketing	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Thoughtful Media Group Co. Ltd (FKA: Hottab Asset Company Limited)	Vietnam July 25, 2019	Digital marketing	VND 5,000,000,000	100%
Nextgen Retail Inc (FKA: Leflair Incorporated)	United States December 7, 2021	Investment holding	US$1	100%
Thoughtful Media (Philippines) Incorporated (FKA: SOPA (Phil) Incorporated)	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co. Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte Ltd	Singapore January 7, 2022	Investment holding	US$2,000	100%
Gorilla Networks Pte. Ltd.	Singapore September 3, 2019	Investment holding	US$2,620,000 and SGD 730,000	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunications resellers	SGD 100	100%
Gorilla Networks (VN) LLC	Vietnam December 16, 2020	Telecommunications resellers	VND 233,000,000	100%
Thoughtful Media Group Incorporated	United States June 28,2022	Investment holding	US$10	89.89%
Thoughtful (Thailand) Co. Ltd	Thailand September 2, 2014	Digital marketing	THB 4,000,000	99.75%
AdActive Media CA Inc.	United States April 12, 2010	Digital marketing	Preferred: US$1,929.1938 Common: US$4,032.7871	100%
PT Tunas Sukses Mandiri	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	99%
Nusatrip Malaysia Sdn Bhd	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	99%
Nusatrip Singapore Pte Ltd	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	99%
Nusatrip International Pte Ltd	Singapore January 9, 2015	Online ticketing and reservation	SGD 905,006.51	99%
PT Thoughtful Media Group Indonesia (FKA: PT Wahana Cerita Indonesia)	Indonesia January 14, 2022	Digital marketing and event organizer	IDR 51,000,000	100%
Mekong Leisure Travel Company Limited	Vietnam October 6, 2011	Online ticketing, reservation and system	VND 875,460,000	99%
Vietnam International Travel and Service Joint Stock Company	Vietnam November 16, 2012	Ticketing	VND 1,900,000,000	100%
Sopa Incorporated	Unites States May 22, 2023	Investment holding	Common: US$0.10	100%
Nusatrip Incorporated	United States May 22,2023	Investment holding	Common: US$0.10	92.92%
Thoughtful Media (Malaysia) Sdn Bhd	Malaysia October 18, 2023	Digital marketing	MYR 1,000	100%
Nusatrip Technology (Beijing) Co., Ltd	Republic of China May 21, 2025	Online ticketing and reservation	Registered: CNY 5,000,000 Paid up: CNY 715,650	100%

On February 23, 2023, Society Pass Incorporated acquired additional issued capital in Nusatrip International Pte Ltd of 2,225,735 number of ordinary stock and increased its shareholding from 75% to 99%, and to the subsidiaries within the group.

On May 22, 2023, Thoughtful Media Group Inc and Society Pass Inc acquired additional issued capital in Thoughtful (Thailand) Co Ltd of 397,000 and 2,000 number of ordinary stocks amounted to THB 1,985,000 and THB 10,000 respectively. Total shareholding interest remains unchanged.

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

On October 18, 2024, subsidiary Nusatrip Inc. entered into a securities purchase agreement with the Selling Stockholders. Pursuant to securities purchase agreement, on October 18, 2024, the subsidiary issued convertible notes (the “Convertible Notes”) to the Selling Stockholders with an aggregate principal amount of $1,600,002 (the “Convertible Notes Offering”). Pursuant to the amendments to the securities purchase agreement for Convertible Notes dated November 13, 2024, entered by the subsidiary and the investors, the Convertible Notes shall automatically convert into shares of our common stock upon the effectiveness of the registration statement at the conversion price of $1.50 per share. The subsidiary is obligated to pay interest to the Selling Stockholders on the outstanding principal amount at the rate of 6.0% per annum. The Convertible Notes and the interests shall be converted into shares of common stock of the subsidiary at a conversion price of $1.50 per share by the six months anniversary of the issuance date or the consummation of IPO, whichever earlier. The Convertible Notes were converted into an aggregate of 1,066,668 shares of Common Stock and issued to the investors, and the three private placements were completed on February 10, 2025. Therefore, Nusatrip Inc. shareholding decreased from 100% to 92.92%.

The Company entered into binding term sheets dated July 1, 2024 with each of Creative Vision Digital Limited, Grit Securities Limited, Su Feng WANG, XuZhong XU, Zhe ZHOU, and YuZhang ZHOU, respectively (collectively, the “July Term Sheets”). Each term sheet provided for the following terms, among others: a right for the investor to convert the notes into Common stock at price of $1.80 per share until September 15, 2024, and at a price of $1.50 per share commencing from and after such date; and a force majeure provision that permitted the parties to terminate upon a force majeure event, which included the right of the Company to terminate if “know your customer” or other diligence of any investor was not completed in a prompt and comprehensive manner, as well as other events beyond the control of the parties.

On July 17, 2024, the Company entered into securities purchase agreements (the “July SPAs”) with the six above referenced investors for a private placement of Convertible Notes with a principal amount of $5,000,000, five of which were terminated in September 2024 and October 2024.

The Subsidiary Thoughtful Media Group Inc (“TMGUS”) entered into two additional binding term sheets dated August 12, 2024, with G Bridge Global Investment Limited and GRIT Multi-Strategies Investment Company Limited, respectively (collectively, the August Term Sheets”), when diligence on certain of the investors who signed the July Term Sheets was not moving forward at an acceptable pace; these August Term Sheets contained identical provisions as those contained in the July Term Sheets. On September 20, 2024, TMGUS determined that the vetting and diligence relating to the four individual above referenced investors (Su Feng WANG, XuZhong XU, Zhe ZHOU, and YuZhang ZHOU) was not satisfactory, and therefore TMGUS and each such individual mutually terminated its respective July SPA. TMGUS and Grit Multi-Strategies Investment Company Limited executed long form documentation on September 20, 2024, pursuant to their August Term Sheet (the “September SPA”). TMGUS and G Bridge Global Investment Limited executed long form documentation on October 15, 2024, pursuant to their August Term Sheet (the “October SPA,” and together with the July SPAs and September SPA, the “SPAs”). Prior to filing Amendment 2 to the Registration Statement on October 18, 2024, the Company removed Grit Securities Limited as a selling stockholder because that entity could, due to its other business activities, be deemed an underwriter under applicable securities laws. Such an event would be beyond the control of that investor, and therefore TMGUS and Grit Securities Limited terminated their July SPA on October 15, 2024.

TMGUS completed its Convertible Notes offerings in June 2025 pursuant to securities purchase agreements (the “SPAs”) with Creative Vision Digital Limited, GRIT Multi-Strategies Investment Company Limited, and G Bridge Global Investment Limited (collectively, the “Purchasers”). The Company issued Convertible Notes to G Bridge Global Investment Limited on June 17, 2025, to Creative Vision Digital Limited on June 25, 2025, and to GRIT Multi-Strategies Investment Company Limited on June 26, 2025, each with an aggregate principal amount of $900,000.

The Convertible Notes mature six months from the respective issuance dates, at which point the full principal amount and any accrued interest will become due and payable. Pursuant to the SPAs, the Convertible Notes automatically convert into shares of Common Stock upon the effectiveness of the registration statement, at a conversion price of $1.50 per share. The Purchasers elected to fully convert the Convertible Notes on June 24 and June 27, 2025, and the Company issued a total of 1,800,000 shares of Common Stock to the Purchasers.

Therefore, The company’s shareholding of TMGUS decreased from 100% to 89.89% with effect from June 30, 2025.

NOTE－2 GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has suffered loss for period of $1,293,264, working capital deficit of $3,911,131 and accumulated deficit of $111,488,907 as of June 30, 2025 that raise substantial doubt about its ability to continue as a going concern. In assessing the going concern, management and the Board has considered the following:

1) Cash and cash equivalents balance of $8,218,805.

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

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity (deficit) on the condensed consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the condensed consolidated statements of operations and comprehensive loss.

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $8,218,805 and $7,630,079, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $56,430 as of June 30, 2025 and December 31, 2024, respectively. In addition, the Company has uninsured bank deposits of $8,208,328 and $7,330,486 with a financial institution outside the U.S as of June 30, 2025 and December 31, 2024, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of June 30, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both June 30, 2025 and December 31, 2024, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three and six months ended June 30, 2025 and 2024. The inventories amounted to $127,843 and $157,734 at June 30, 2025 and December 31, 2024, respectively.

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

Research and development costs are expensed as incurred unless they meet the criteria for capitalization described above. These costs primarily relate to the design and development of new software applications, enhancements to existing platforms, and other technology-based solutions

The estimated useful lives of the Company’s intangible assets are as follows:

Asset Type	Expected useful life
Software platform	2.5 years
Apps development	3 years
Computer software	3 years
Software system	3 years
Intellectual technology	3 years
Identifiable intangible asset	Indefinite
Other intangible assets	3 – 5 years

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2025 and 2024 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three and six months ended June 30, 2025.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three and six months ended June 30, 2025, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the three months period ended June 30, 2025 and 2024, the Company generated revenue of $4,719 and $3,701, respectively, in the Lifestyle sector.

During the six months period ended June 30, 2025 and 2024, the Company generated revenue of $7,379 and $24,429, respectively, in the Lifestyle sector.

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

During the three and six months period ended June 30, 2025 and 2024, the Company did not generate revenue from this stream.

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

During the three months period ended June 30, 2025 and 2024, the Company generated revenue of $167 and $177, respectively, from telecommunications.

During the six months period ended June 30, 2025 and 2024, the Company generated revenue of $397 and $4,743, respectively, from telecommunications.

Online advertising services - The Company receives advertising revenues, which principally represent the sale of banners or sponsorship to customers on the website and mobile. These services are provided continuously over a fixed term as per the customer agreements. Revenue from online advertising services is recognized over time, throughout the duration of the agreement. This method of revenue recognition accurately reflects the ongoing provision of services and the continuous benefit received by the customer as the advertisements are displayed over the agreed period.

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

During the three months period ended June 30, 2025 and 2024, the Company generated revenue of $2,064,909 and $1,528,173, respectively, from this stream.

During the six months period ended June 30, 2025 and 2024, the Company generated revenue of $3,248,126 and $3,080,593, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three and six months period ended June 30, 2025 and 2024.

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

Online advertising services

The Company receives advertising revenues, which principally represent the sale of banners or sponsorship to customers on the website and mobile. These services are provided continuously over a fixed term as per the customer agreements. Revenue from online advertising services is recognized over time, throughout the duration of the agreement. This method of revenue recognition accurately reflects the ongoing provision of services and the continuous benefit received by the customer as the advertisements are displayed over the agreed period.

During the three months period ended June 30, 2025 and 2024, the Company generated revenue of $431,699 and $177,033, respectively, from this stream.

During the six months period ended June 30, 2025 and 2024, the Company generated revenue of $719,096 and $441,607, respectively, from this stream.

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

There were contract assets balance of $327,267, $333,188 and $247,368 on June 30, 2025, December 31, 2024 and January 1, 2024, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $951,228 and $1,426,901 on June 30, 2025 and December 31, 2024, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the six months period ended June 30, 2025, and 2024, software development costs were $26,429 and $27,337, respectively. For the three months period ended June 30, 2025, and 2024, software development costs were $13,480 and $13,833, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $105,605 and $270,833 for the six months period ended June 30, 2025 and 2024, respectively. Advertising expense was $59,856 and $143,698 for the three months period ended June 30, 2025 and 2024, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of June 30, 2025 and December 31, 2024. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three and six months period ended June 30, 2025, and 2024.

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

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end SGD$:US$ exchange rate	$0.7852	$0.7374
Period average SGD$:US$ exchange rate	$0.7551	$0.7424

Translation of amounts from VND into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end VND$:US$ exchange rate	$0.000038	$0.000039
Period average VND$:US$ exchange rate	$0.000039	$0.000040

Translation of amounts from INR into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end INR$:US$ exchange rate	$0.01667	$0.01199
Period average INR$:US$ exchange rate	$0.01162	$0.01201

Translation of amounts from PHP into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end PHP:US$ exchange rate	$0.01770	$0.01709
Period average PHP:US$ exchange rate	$0.01748	$0.01757

Translation of amounts from THB into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end THB:US$ exchange rate	$0.03074	$0.02719
Period average THB:US$ exchange rate	$0.02980	$0.02763

Translation of amounts from MYR into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end MYR:US$ exchange rate	$0.23706	$0.21186
Period average MYR:US$ exchange rate	$0.22842	$0.21147

Translation of amounts from IDR into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end IDR:US$ exchange rate	$0.000062	$0.000061
Period average IDR:US$ exchange rate	$0.000061	$0.000063

Translation of amounts from CNY into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end CNY:US$ exchange rate	$0.139518	$0.137555
Period average CNY:US$ exchange rate	$0.137875	$0.138818

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in shareholders’ equity (deficit), consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the three and six months period ended June 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended June 30,
	2025	2024
Net income (loss) attributable to Society Pass Incorporated	$479,008	$(1,938,343)
Weighted average common shares outstanding – Basic	5,311,061	2,656,697
Weighted average common shares outstanding – Diluted	5,010,535	2,656,697
Net income (loss) per share – Basic	$0.09	$(0.73)
Net income (loss) per share – Diluted	0.10	(0.73)

	Six months ended June 30,
	2025	2024
Net loss attributable to Society Pass Incorporated	$(1,362,080)	$(4,778,268)
Weighted average common shares outstanding – Basic	4,611,499	2,498,998
Weighted average common shares outstanding – Diluted	4,611,499	2,498,998
Net loss per share – Basic	$(0.30)	$(1.91)
Net loss per share – Diluted	(0.30)	(1.91)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Six months ended June 30,
	2025	2024
Options to purchase common stock (a)	129,685	129,685
Warrants granted to underwriter	253,549	253,549
Warrants granted with Series C-1 Convertible Preferred Stock	71,200	71,200
Total of common stock equivalents	454,434	454,434

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $97.35 per share that will be exercisable at any time..

●	Leases

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

As of June 30, 2025 and December 31, 2024, the Company recorded the right of use asset of $809,329 and $751,672 respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2025, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three and six months ended June 30, 2025 and 2024. Stock-based compensation is recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss), with corresponding credits to common stock and additional paid-in capital.

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

NOTE－4 REVENUE

Revenue was generated from the following activities:

	Six Months ended June 30,
	2025	2024
At a point in time:
Sales – online ordering	$7,379	$24,429
Sales – digital marketing	1,473,163	1,208,859
Sales – online ticketing and reservation	719,096	441,607
Sales – data	397	4,743

Over a period of time:
Sales – digital marketing	1,774,963	1,871,734
Software subscription sales	—	6,217
	$3,974,998	$3,557,589

	Three Months ended June 30,
	2025	2024
At a point in time:
Sales – online ordering	$4,719	$3,701
Sales – digital marketing	878,526	567,075
Sales – online ticketing and reservation	431,699	177,033
Sales – data	167	177

Over a period of time:
Sales – digital marketing	1,186,383	961,098
Software subscription sales	—	1,426
	$2,501,494	$1,710,510

Contract liabilities recognized were related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities:

	June 30,	December 31,
	2025	2024
Contract liabilities, brought forward	$1,426,901	$1,265,753
Add: recognized as deferred revenue	411,640	1,426,901
Less: recognized as revenue	(887,313)	(1,265,753)
Contract liabilities, carried forward	$951,228	$1,426,901

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes general and administrative expenses which are included in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

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

Schedule of Segment Reporting:

	Six months ended June 30, 2025
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	$—	$—	$—	$7,379	$—	$—	$7,379
Sales – digital marketing	—	2,545,433	557,103	—	145,590	—	3,248,126
Sales – online ticketing and reservation	—	—	719,096	—	—	—	719,096
Sales – data	—	—	—	—	397	—	397
Software sales	—	—	—	—	—	—	—
Total revenue	—	2,545,433	1,276,199	7,379	145,987	—	3,974,998

Cost of sales:
Cost of online ordering	—	—	—	(9,038)	—	—	(9,038)
Cost of digital marketing	—	(2,086,410)	—	—	—	—	(2,086,410)
Cost of data	—	—	—	—	(865)	—	(865)
Software cost	—	—	—	—	—	—	—
Total cost of revenue	—	(2,086,410)	—	(9,038)	(865)	—	(2,096,313)

Gross income (loss)	—	459,023	1,276,199	(1,659)	145,122	—	1,878,685

Operating expenses
Sales and marketing expenses	—	(9,226)	(91,465)	(2,882)	(2,032)	—	(105,605)
Software development costs	—	—	—	—	—	(26,429)	(26,429)
Depreciation	(9,373)	(14,936)	(18,491)	(23,369)	—	(26,238)	(92,407)
Amortization	—	—	(11,928)	—	(181,768)	(34,283)	(227,979)
General and administrative expenses	(89,389)	(770,087)	(1,303,931)	(82,529)	(7,870)	(1,190,998)	(3,444,804)
Total operating expenses	(98,762)	(794,249)	(1,425,815)	(108,780)	(191,670)	(1,277,948)	(3,897,224)

Loss from operations	(98,762)	(335,226)	(149,616)	(110,439)	(46,548)	(1,277,948)	(2,018,539)

Impairment loss	—	—	—	—	—	—	—
Interest income	7	214	1,936	—	—	1,020	3,177
Interest expense	—	(39)	(63)	—	(281)	—	(383)
Gain on disposal of plant and equipment	—	226	—	—	—	—	226
Waiver of loan payable		—	—	—	—	8,492	8,492
Other income, net	—	527	603,062	314	—	111,165	715,068
Total other income (expense), net	7	928	604,935	314	(281)	120,677	726,580
Income (loss) before income taxes	$(98,755)	$(334,298)	$455,319	$(110,125)	$(46,829)	$(1,157,271)	$(1,291,959)

	Six months ended June 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	$—	$—	$—	$24,429	$—	$—	$24,429
Sales – digital marketing	—	3,080,593	—	—	—	—	3,080,593
Sales – online ticketing and reservation	—	—	441,607	—	—	—	441,607
Sales – data	—	—	—	—	4,743	—	4,743
Software sales	—	—	6,217	—	—	—	6,217
Total revenue	—	3,080,593	447,824	24,429	4,743	—	3,557,589

Cost of sales:
Cost of online ordering	(502)	—	—	(26,129)	—	—	(26,631)
Cost of digital marketing	—	(2,504,163)	—	—	—	—	(2,504,163)
Cost of data	—	—	—	—	(50,060)	—	(50,060)
Software cost	—	—	(12,190)	(7,591)	—	—	(19,781)
Total cost of revenue	(502)	(2,504,163)	(12,190)	(33,720)	(50,060)	—	(2,600,635)

Gross income (loss)	(502)	576,430	435,634	(9,291)	(45,317)	—	956,954

Operating expenses
Sales and marketing expenses	—	(73,866)	(97,855)	(20,268)	(17,662)	(61,182)	(270,833)
Software development costs	—	—	—	—	—	(27,337)	(27,337)
Depreciation	(10,650)	(12,157)	(43,350)	(23,369)	—	(31,951)	(121,477)
Amortization	—	—	(12,319)	—	(178,692)	(14,923)	(205,934)
General and administrative expenses	(142,428)	(868,832)	(995,037)	(236,858)	(39,834)	(3,095,239)	(5,378,228)
Total operating expenses	(153,078)	(954,855)	(1,148,561)	(280,495)	(236,188)	(3,230,632)	(6,003,809)

Loss from operations	(153,580)	(378,425)	(712,927)	(289,786)	(281,505)	(3,230,632)	(5,046,855)

Other income (expense)
Gain on disposal of plant and equipment	206	—	—	—	—	—	206
Interest income	9	319	1,355	3	—	4,443	6,129
Interest expense	—	—	—	—	(458)	—	(458)
Waiver of loan payable	—	—	—	—	43,410	—	43,410
Write-off of plant and equipment	—	—	—	—	—	(8,420)	(8,420)
Other income	3,771	1,351	1,208	3,325	227	218,122	228,004
Total other income, net	3,986	1,670	2,563	3,328	43,179	214,145	268,871
Loss before income taxes	$(149,594)	$(376,755)	$(710,364)	$(286,458)	$(238,326)	$(3,016,487)	$(4,777,984)

	Three months ended June 30, 2025
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	$—	$—	$—	$4,719	$—	$—	$4,719
Sales – digital marketing	—	1,365,803	556,234	—	145,590	(2,718)	2,064,909
Sales – online ticketing and reservation	—	—	436,948	—	—	(5,249)	431,699
Sales – data	—	—	—	—	167	—	167
Total revenue	—	1,365,803	993,182	4,719	145,757	(7,967)	2,501,494

Cost of sales:
Cost of online ordering	—	—	—	(5,853)	—	—	(5,853)
Cost of digital marketing	—	(1,082,267)	—	—	—	—	(1,082,267)
Cost of data	—	—	—	—	(316)	—	(316)
Total cost of revenue	—	(1,082,267)	—	(5,853)	(316)	—	(1,088,436)

Gross income (loss)	—	283,536	993,182	(1,134)	145,441	(7,967)	1,413,058

Operating Expenses
Sales and marketing expenses	—	(2,892)	(54,363)	(2,104)	(497)	—	(59,856)
Software development costs	—	—	—	—	—	(13,480)	(13,480)
Depreciation	(4,395)	(7,504)	(9,319)	(11,685)	—	(13,059)	(45,962)
Amortization	—	—	(5,964)	—	(92,548)	(26,832)	(125,344)
General and administrative expenses	(46,711)	(336,977)	(516,896)	(39,104)	(5,047)	(376,270)	(1,321,005)
Total operating expenses	(51,106)	(347,373)	(586,542)	(52,893)	(98,092)	(429,641)	(1,565,647)

Income (loss) from operations	(51,106)	(63,837)	406,640	(54,027)	47,349	(437,608)	(152,589)

Interest income	2	165	1,114	—	—	1,020	2,301
Interest expense	—	(39)	—	—	(132)	—	(171)
Gain on disposal of plant and equipment	—	226	—	—	—	—	226
Waiver of loan payable	—	—	—	—	—	8,492	8,492
Other income	—	174	587,876	314	—	106,496	694,860
Total other income (expense), net	2	526	588,990	314	(132)	116,008	705,708
Income (loss) before income taxes	$(51,104)	$(63,311)	$995,630	$(53,713)	$47,217	$(321,600)	$553,119

	Three months ended June 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Merchant POS	Total
Revenue from external customers
Sales – online ordering	$—	$—	$—	$3,701	$—	$—	$3,701
Sales – digital marketing	—	1,528,173	—	—	—	—	1,528,173
Sales – online ticketing and reservation	—	—	177,033	—	—	—	177,033
Sales – data	—	—	—	—	177	—	177
Software sales	—	—	1,426	—	—	—	1,426
Total revenue	—	1,528,173	178,459	3,701	177	—	1,710,510

Cost of sales:
Cost of online ordering	(502)	—	—	(6,965)	—	—	(7,467)
Cost of digital marketing	—	(1,231,048)	—	—	—	—	(1,231,048)
Cost of data	—	—	—	—	50	—	50
Software cost	—	—	(4,137)	(3,603)	—	—	(7,740)
Total cost of revenue	(502)	(1,231,048)	(4,137)	(10,568)	50	—	(1,246,205)

Gross income (loss)	(502)	297,125	174,322	(6,867)	227	—	464,305

Operating Expenses
Sales and marketing expenses	—	(68,907)	(45,214)	(857)	(28,997)	277	(143,698)
Software development costs	—	—	—	—	—	(13,833)	(13,833)
Depreciation	(5,239)	(5,980)	(21,309)	(11,685)	—	(15,683)	(59,896)
Amortization	—	—	(6,062)	—	(88,913)	(7,425)	(102,400)
General and administrative expenses	(85,633)	(406,867)	(508,585)	(106,665)	(32,458)	(1,159,464)	(2,299,672)
Total operating expenses	(90,872)	(481,754)	(581,170)	(119,207)	(150,368)	(1,196,128)	(2,619,499)

Loss from operations	(91,374)	(184,629)	(406,848)	(126,074)	(150,141)	(1,196,128)	(2,155,194)

Other income (expense)
Gain on disposal of plant and equipment	206	—	—	—	—	—	206
Impairment loss	—	—	—	—	75	—	75
Interest income	4	205	855	1	—	(22)	1,043
Interest expense	—	—	(68)	—	(217)	—	(285)
Waiver of loan payable	—	—	—	—	43,410	—	43,410
Write-off of plant and equipment	—	—	—	—	—	41	41
Other income	1,153	1,181	199	3,331	(1)	164,971	170,834
Total other income, net	1,363	1,386	986	3,332	43,267	164,990	215,324
Loss before income taxes	$(90,011)	$(183,243)	$(405,862)	$(122,742)	$(106,874)	$(1,031,138)	$(1,939,870)

	June 30, 2025
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	$—	$1,659,000	$3,333,037	$—	$250,479	$150,510	$5,393,026
Identifiable assets	$90,502	$4,910,581	$16,338,819	$175,187	$156,767	$2,127,563	$23,799,419

	December 31, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	$—	$1,659,000	$3,345,161	$—	$402,399	$179,336	$5,585,896
Identifiable assets	$111,636	$2,477,449	$10,190,695	$214,933	$21,347	$2,677,745	$15,693,805

The sales below are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments:

	Six months ended June 30,
	2025	2024
Indonesia	$403,060	$529,612
Vietnam	163,652	486,571
Philippines	1,152,486	102,601
Singapore	390,586	84,719
United States	1,072,270	1,869,480
Thailand	792,818	484,215
Malaysia	126	391
	$3,974,998	$3,557,589

	Three months ended June 30,
	2025	2024
Indonesia	$270,274	$257,178
Vietnam	98,347	126,904
Philippines	336,471	51,643
Singapore	978,201	26,443
United States	483,690	963,352
Thailand	334,502	284,878
Malaysia	9	112
	$2,501,494	$1,710,510

NOTE－6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	June 30,	December 31,
	2025	2024
Deposits	$7,102,631	$2,370,289
Prepayments	4,381,162	1,013,526
Value added tax	138,477	84,301
Interest receivable	—	5,950
Other receivables (a)	1,174,285	1,715,784
Total	$12,796,555	$5,189,850

(a)	Included in the other receivables for June 30, 2025 are all other third party receivables and for December 31, 2024 was a security bond placed for Narain case of $1,298,495 settled in 2025 and other third party receivables.

NOTE－7 INVENTORIES

	June 30, 2025	December 31, 2024
Finished goods	$127,843	$157,734
Total Inventories	$127,843	$157,734

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $9,038 and $26,631 incurred during the six months period ended June 30, 2025 and 2024, respectively.

NOTE－8 INTANGIBLE ASSETS

As of June 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	June 30, 2025	December 31, 2024
At cost:

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development	3 years	1,006,460	932,310
Computer software	3 years	722,835	712,747
Software system	3 years	—	—
Intellectual technology	3 years	—	—
Identifiable intangible asset	Indefinite	4,965,654	5,100,654
Other intangible assets	3 – 5 years	—	—
		14,694,949	14,745,711
Less: impairment loss recognized		—	(135,000)
Less: accumulated amortization		(9,383,772)	(9,106,664)
		$5,311,177	$5,504,047

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

Also, the owner of CVO entered into a call option agreement with the founder of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the founder of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 21). As a result of this option exercise, there were no accounting effect on the Company’s unaudited condensed financial statement during the six months period ended June 30, 2025 and 2024.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $1,006,460 (2024: $932,310) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process.

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

Identifiable intangible assets are the potential intangible assets as stakeholder values estimated based on acquisition exercise of TMG group, Nusatrip group and VLeisure, through the finalization of Purchase Price Allocation. Impairment loss on intangible assets on VLeisure was $0 and $135,000 for the six months ended June 30, 2025 and year ended December 31, 2024, respectively.

NOTE－ 9 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
At cost:
Computer	$556,096	$526,272
Office equipment	49,243	54,658
Furniture and fixtures	10,238	10,054
Renovation	521,109	484,475
	1,136,686	1,075,459
Less: accumulated depreciation	(789,580)	(667,588)
	347,106	407,871

Depreciation expense for the three months period ended June 30, 2025 and 2024 were $45,962 and $59,896, respectively.

Depreciation expense for the six months period ended June 30, 2025 and 2024 were $92,407 and $121,477, respectively.

NOTE－10 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	June 30, 2025	December 31, 2024

Amounts due to related parties (a)	$12,739	$8,568

(a)	The amounts represented temporary advances to the Company related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments.

NOTE－11 ACCRUED LIABILITIES AND OTHER PAYABLES

	June 30, 2025	December 31, 2024

Accrued payroll	$96,133	$918,472
Accrued VAT expenses	37,476	177,616
Accrued taxes	1,537,395	1,483,438
Accrued litigation compensation (a)	818,353	2,116,847
Customer deposit	9,171,718	10,172,396
Customer refund	614,819	856,829
Other payables	663,361	712,185
Pension provision	113,247	111,523
Accrued COGS	82,619	47,969
Other accruals (b)	2,357,729	1,726,252
Total accrued liabilities and other payables	$15,492,850	$18,323,527

(a)	The accrued litigation compensation comprise two litigations, including Narain case of $1,298,495 which has been covered by a secured bond paid and issued during the financial year ended December 31, 2024, and Yeah1 case of $818,353, both disclosed under Note 21 – Contingent and Commitment – Litigation.

(b)	The other accruals comprise consultancy fee, professional fee, directors fee and general operating expenses.

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Condensed Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, the leases used a weighted average incremental borrowing rate of 4.90% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.14 years.

As of December 31, 2024, the leases used a weighted average incremental borrowing rate of 5.63% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.32 years.

During the six months period ended June 30, 2025, 4 new lease arrangements was entered, and accounted as per ASC Topic 842.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Six months ended June 30,
	2025	2024

Operating lease expense (per ASC 842)	$244,336	$245,696
Short-term lease expense (other than ASC 842)	9,962	38,947
Total lease expense	$254,298	$284,643

As of June 30, 2025, right-of-use assets were $809,329 and lease liabilities were $810,618.

As of December 31, 2024, right-of-use assets were $751,672 and lease liabilities were $753,375.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of June 30, 2025

The below table summarizes our (i) minimum lease payments over the next three years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years ending June 30:

Years ended June 30,	Operating lease amount
2026	$441,694
2027	342,157
2028	67,253
Total	851,104
Less: interest	(40,486)
Present value of lease liabilities	$810,618
Less: non-current portion	(377,776)
Present value of lease liabilities – current liability	$432,842

NOTE－ 13 LOAN

	June 30, 2025	December 31, 2024

Loan – A (i)	$10,008	$13,210
Loan – B (ii)	14,262	99,831
	24,270	113,041

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the six months ended June 30, 2025 and 2024, the Company recognized the interest expense of $281 and $458, respectively. For the three months ended June 30, 2025 and 2024, the Company recognized the interest expense of $132 and $217, respectively.

ii)	On September 30, 2024, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $161,692 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 85% of the total premium, to repay the premium of $137,226. The Company paid the down-payment of $24,466 (15%) and remaining balance $137,226 (85%) to be repaid by 10 installments until July 30, 2025, with a total interest imposed of $5,390. For the six months ended June 30, 2025 and 2024, the Company recognized the interest expense of $2,663 and $0, respectively. For the three months ended June 30, 2025 and 2024, the Company recognized the interest expense of $1,769 and $0, respectively.

NOTE－14 SHAREHOLDERS’ EQUITY (DEFICIT)

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

Common stock outstanding

As of June 30, 2025 and December 31, 2024, the Company had a total of 5,311,061 and 3,718,030 shares of its common stock issued and outstanding, respectively.

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

During the six months period ended June 30, 2025 and 2024, the Company issued 0 and 133,333 shares of common stock to consultants in exchange for consulting services value at $0 and $330,000, respectively.

During the three months ended June 30, 2025 and 2024, the Company did not issue any shares of common stock to consultants in exchange for consulting services.

During the three and six months period ended June 30, 2025 and 2024, the Company issued 43,031 and 57,761 shares of common stock to fourteen and twenty eight of its employees as compensation valued at $64,500 and $128,700, respectively.

During the three and six months period ended June 30, 2025 and 2024, the Company issued 300,000 and 300,000 shares of common stock for private placement valued at $300,000 and $200,000, respectively.

During the three and six months period ended June 30, 2025 and 2024, the Company issued 0 and 24,631 shares of common stock for settlement of acquisition of subsidiary valued at $0 and $75,002, respectively.

During the six months period ended June 30, 2025 and 2024, the Company issued 1,250,000 and 0 shares issued for At-The-Market (ATM) equity offering program value at $1,879,756 and $0, respectively.

During the three months period ended June 30, 2025 and 2024, the Company did not issue any shares of common stock for At-The-Market (ATM) equity offering program, respectively.

During the six months period ended June 30, 2025 and 2024, the Company’s subsidiaries issued 1,800,000 and 0 shares for convertible notes value at $2,700,000 and $0, respectively.

During the three months period ended June 30, 2025 and 2024, the Company’s subsidiaries issued 1,066,668 and 0 shares for convertible notes value at $1,600,002 and $0, respectively. The convertible notes have been fully converted into the common stock of the subsidiaries.

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

Below is a summary of the Company’s issued and outstanding warrants as of June 30, 2025 and December 31, 2024. In December 2020, a total of 838 warrants were exercised in exchange for 838 Series C-1 preferred stocks:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2023	252,929	53.55	3.02
Outstanding as of December 31, 2024	252,929	53.55	2.00
Issued (c)	—	—	—
Exercised	—	—	—
Expired	(16,263)	53.55	—
Outstanding as of June 30, 2025	236,666	$53.53	1.88

There is no intrinsic value for the warrants as of June 30, 2025 and December 31, 2024.

(a)	Common stock will be issued upon exercise of the 9,630 warrants having intrinsic value of $0 and $73,667 as of December 31, 2022 and 2021, respectively.

(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 77,200 shares of common stock with the intrinsic value of $0 and $10,433,580 as of December 31, 2022 and 2021, respectively.

(c)	Common stock will be issued upon warrants exercise of the 243,299 warrants having no intrinsic value as of December 31, 2022.

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

Schedule of Stock options assumptions:

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

Schedule of Stock Option:

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2023	129,684	$97.35	8
Outstanding as of December 31, 2024	129,684	$97.35	7
Outstanding as of June 30, 2025	129,684	$97.35	6.5

The total fair value of options vested during the three and six months period ended June 30, 2025 and 2024 was $0.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30,2025 and 2024:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Ex-director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2022	21,732	$114.75	0.92 years
Vested	(21,732)	114.75	—
Unvested as of December 31, 2023, 2024 and June 30, 2025	—	—	—

The Company issued 54,330 shares of its common stock on September 1, 2021 (“start date”) of which 43,464 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 10,866 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the three and six months period ended June 30, 2025 and 2024, the Company did not recognize any amortization of stock compensation expense.

NOTE－15 PREFERRED STOCKS AND WARRANTS

As of June 30, 2025 and December 31, 2024, the Company’s preferred stocks have been designated as follow:

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the three and six months period ended June 30, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of June 30, 2025 and December 31, 2024, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued three and six months period ended June 30, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of June 30, 2025 and December 31, 2024, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Stocks issued during the three and six months period ended June 30, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company’s common stock valued at $466,720, equal to approximately $9.72 per share.

As of June 30, 2025 and December 31, 2024, there were no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the three and six months period ended June 30, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of June 30, 2025 and December 31, 2024, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Shares

No Series C-1 Preferred Stocks were issued during the three and six months period ended June 30, 2025 and 2024.

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

As of June 30, 2025 and December 31, 2024, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, there were 153,500 and 153,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－ 16 TREASURY STOCK

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. Subsequently on February 14, 2025, the Board authorized a revise of the share repurchase program to $3,371,000. The following table presents information with respect to repurchases of common stock during the six months period ended June 30, 2025 and 2024:

Six months ended June 30,
	2025	2024

Aggregate common stock repurchased	$—	$—
Weighted average price paid per share	—	—
Total amount paid	$—	$—

On October 14, 2024, the Company have cancelled the Company’s Super Voting Preferred Stock to the former director, and the 150,000 Super Voting Preferred Stocks issued are held as treasury stock.

As of June 30, 2025 and December 31, 2024, we had up to $235,177 and $862,801 of the share repurchase program available, respectively. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE－ 17 INCOME TAXES

For the six months period ended June 30, 2025 and 2024, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Six months ended June 30,
	2025	2024
Tax jurisdiction from:
- Local	$1,226,681	$1,509,560
- Foreign	65,278	3,268,424
Loss before income taxes	$1,291,959	$4,777,984

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2025	2024
Current:
- United States	$—	$3,102
- Vietnam	79	578
- India	1,162	1,314
- Philippine	64	—

Income tax expense	$1,305	$4,994

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries that are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is registered in the Nevada and is subject to the tax laws of United States.

As of June 30, 2025, the operation in the United States incurred $38,451,409 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $8,074,796 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of June 30, 2025, the operation in the Singapore incurred $13,847,433 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $2,354,064 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of June 30, 2025, the operation in the Vietnam incurred $6,194,455 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,238,891 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of June 30, 2025, the operation in the India incurred $14,616 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $1,162.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of June 30, 2025, the Company’s subsidiary operations in Indonesia incurred $843,485 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $185,567 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future

Philippines

The Company’s subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of June 30, 2025, the Company’s subsidiary operations in Philippines incurred $1,320,776 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 3 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $330,194 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company’s subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of June 30, 2025, the Company’s subsidiary operations in Thailand incurred $615,798 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $123,160 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of June 30, 2025, the Company’s subsidiary operations in Malaysia incurred $4,239 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 7 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,017 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of June 30, 2025 and December 31, 2024 consist of the following:

Republic of China

The Company’s subsidiary is registered in Republic of China and is subject to the tax laws of Republic of China.

As of June 30, 2025, the operation in Republic of China incurred $44,647 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $11,162 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Schedule of Deferred Tax Assets and Liabilities

	June 30, 2025	December 31, 2024
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	8,074,796	7,830,738
- Singapore	2,354,064	2,396,800
- Vietnam	1,238,891	1,199,440
- Philippines	330,194	316,349
- Indonesia	185,567	197,995
- Thailand	123,160	106,389
- Malaysia	1,017	1,823
- Republic of China	11,162	—
	18,333,986	18,064,669
Less: valuation allowance	(18,275,636)	(18,006,319)
Deferred tax assets, net	$58,350	$58,350

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of June 30, 2025 and December 31, 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the three and six months period ended June 30, 2025 and 2024, there were no penalties or interest recorded in income tax expense.

NOTE－ 18 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the six months period ended June 30, 2025 and 2024, $103,229 and $127,386 contributions were made accordingly. During the three months period ended June 30, 2025 and 2024, $30,182 and $46,997 contributions were made accordingly.

NOTE－ 19 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid to the key management personnel, the total salaries of $187,500 and $187,500 during the three months ended June 30, 2025 and 2024, respectively.

The Company paid to the key management personnel, the total salaries of $375,000 and $375,000 during the six months ended June 30, 2025 and 2024, respectively.

The Company subsidiary paid their one officer, total professional fee of 1,797 and $2,039 during the three months ended June 30, 2025 and 2024, respectively.

The Company subsidiary paid their one officer, total professional fee of $3,584 and $4,682 during the six months ended June 30, 2025 and 2024, respectively.

The Company paid and accrued to its shareholders, total professional fee of $0 and $125,000 during the six months ended June 30, 2025 and 2024, respectively. Including in the above the Company issued 0 shares of $0 and 0 shares of $0 during the six months ended June 30, 2025 and 2024, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE－20 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months period ended June 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three Months Ended June 30, 2025		June 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$483,789	19.34%	$148,225
Customer B	358,763	14.34%	—

	Six Months Ended June 30, 2025		June 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,072,270	26.98%	$148,225
Customer B	515,721	12.97%	—

	Three Months Ended June 30, 2024		June 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$963,208	56.31%	$271,317

	Six Months Ended June 30, 2024		June 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,869,336	52.55%	$271,317

(b) Major vendors

For the three and six months period ended June 30, 2025 and 2024, the vendors who accounts for 10% or more of the Company’s cost of sales and its outstanding payable balance as at year-end date, are presented as follows:

	Three Months ended June 30, 2025		June 30, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$98,794	9.08%	$9,048

	Six Months ended June 30, 2025		June 30, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$257,669	12.29%	$9,048

	Three Months ended June 30, 2024		June 30, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$293,086	23.52%	$108,733

	Six Months ended June 30, 2024		June 30, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$521,200	20.04%	$108,733

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

(d) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND, SGD, PHP, INR, IDR, MYR, THB and CNY and a significant portion of the assets and liabilities are denominated in VND, SGD, INR, IDR, MYR, THB and CNY. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND, SGD, PHP, INR, IDR, MYR, THB and CNY. If VND, SGD, PHP, INR, IDR, MYR, THB and CNY depreciate against US$, the value of VND, SGD, PHP, INR IDR, MYR, THB and CNY revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

NOTE－21 COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company had no material commitments or contingencies.

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

Yeah1 litigation payables of $818,353 for the year ended June 30, 2025 for an arbitration tribunal issued a final award (the “Final Award”) against Adactive Media, Inc. (“Adactive Delaware”), Adactive Media CA, Inc. and Thoughtful (Thailand) Co., Ltd. (the “Claimants”), ordering us to pay the sum of $705,532 for legal fees and costs to the respondents of an arbitration (the “Underlying Arbitration”) initiated by the Claimants, at an annual interest rate of 5.33% until the date of full payment. Management received the Final Award from a corporate representative of one of the respondents of the Underlying Arbitration, in September 2024, and determined to record the judgement as liabilities of the Company, even though no judgment enforcement or collection procedure has been initiated in California or in Thailand.

The Company does not believe any of the foregoing actions will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE－22 SUBSEQUENT EVENTS

[x]

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 16, 2025, and other reports that we file with the SEC from time to time.

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

The companies by the Company form the Society Pass Group (the “Group”). The Group currently markets to both consumers and merchants in SEA and China while maintaining an administrative headquarters in Singapore and a software development center in the Philippines. We continue to expand our e-commerce ecosystem throughout the rest of SEA and China by making selective acquisitions of leading e-commerce companies and applications with particular focuses on Vietnam, Thailand, Indonesia and the Philippines of SEA. Material acquisitions include:

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue, net	$2,501,494	$1,710,510	$3,974,998	$3,557,589
Cost of revenue	(1,088,436)	(1,246,205)	(2,096,313)	(2,600,635)
Gross income (loss)	1,413,058	464,305	1,878,685	956,954
Less operating expenses:
Sales and marketing expenses	(59,856)	(143,698)	(105,605)	(270,833)
Software development costs	(13,480)	(13,833)	(26,429)	(27,337)
General and administrative expenses	(1,492,311)	(2,461,968)	(3,765,190)	(5,707,639)
Total operating expenses	(1,565,647)	(2,619,499)	(3,897,224)	(6,003,809)
Loss from operations	(152,589)	(2,155,194)	(2,018,539)	(5,046,855)

Other income (expense):
Interest income	2,301	1,043	3,177	6,129
Interest expense	(171)	(285)	(383)	(458)
Impairment loss	—	75	—	—
Gain on disposal of plant and equipment	226	206	226	206
Waiver of loan payable	8,492	43,410	8,492	43,410
Write-off of plant and equipment	—	41	—	(8,420)
Other income	694,860	170,834	715,068	228,004
Total other income, net	705,708	215,324	726,580	268,871
Income (Loss) before income taxes	553,119	(1,939,870)	(1,291,959)	(4,777,984)
Income taxes	(735)	(3,884)	(1,305)	(4,994)
NET INCOME (LOSS)	$552,384	$(1,943,754)	$(1,293,264)	$(4,782,978)

Revenue. We generated revenues of $2,501,494 and $1,710,510 during the three months ended June 30, 2025 and 2024, respectively. We generated revenues of $3,974,998 and $3,557,589 during the six months ended June 30, 2025 and 2024, respectively. The increase in revenue for the three and six months periods was mainly from the sales from the digital marketing and from online ticketing and reservations business.

Revenue by business segment. For the six months ended June 30, 2025 and 2024, digital marketing generated revenue of $3,248,126 and $3,080,593 respectively, online ticketing and reservations generate revenue of $719,096 and $441,607 respectively, online ordering including e-commerce generated revenue of $7,379 and $24,429 respectively, software subscription from online hotel service software generated revenue of $0 and $6,217 respectively, and telecommunication reseller generated revenue of $397 and $4,743 respectively. Digital marketing increased as a result of new contracts awarded. Online ticketing and reservations increased as results of business partnering with more vendors to secured more competitive price for sales. E-commerce and telecommunication reseller business drop as business downsizing.

Revenue by geographic segment. For the six months ended June 30, 2025 and 2024, United States revenue decreased from $1,869,480 to $1,072,270 under digital marketing MCN business which temporary affected by customer content restriction. Thailand revenue increased from $484,215 to $792,818 and Philippines revenue increased from $102,601 to $390,586, both from digital marketing segment. Indonesia revenue decreased from $529,612 to $403,060 and Vietnam revenue decreased from $486,571 to $163,652 mainly due to lesser project awarded under digital marketing premium business and partially from reduce in online ticketing and reservation business B2C volume. Singapore revenue increased from $84,719 to $1,152,486 from both digital marketing and online ticketing and reservation business segment.

Top Customers Revenue for the three and six months ended June 30, 2025 and 2024

For the three and six months period ended June 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three Months Ended June 30, 2025		June 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$483,789	19.34%	$148,225
Customer B	358,763	14.34%	—

	Six Months Ended June 30, 2025		June 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,072,270	26.98%	$148,225
Customer B	515,721	12.97%	—

	Three Months Ended June 30, 2024		June 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$963,208	56.31%	$271,317

	Six Months Ended June 30, 2024		June 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,869,336	52.55%	$271,317

Cost of Revenue. Cost of revenue was $1,088,436 and $1,246,205 for three months ended June 30, 2025, and 2024, respectively. During the period of six months ended June 30, 2025 and 2024, the incurred cost of revenue was $2,096,313 and $2,600,635, respectively. Cost of revenue decrease due to higher margin revenue from digital marketing business.

Top Vendors Cost of Revenue for the three and six months ended June 30, 2025 and 2024

For the three and six months period ended June 30, 2025 and 2024, the vendors who accounts for 10% or more of the Company’s cost of sales and its outstanding payable balance as at year-end date, are presented as follows:

	Three Months ended June 30, 2025		June 30, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$98,794	9.08%	$9,048

	Six Months ended June 30, 2025		June 30, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$257,669	12.29%	$9,048

	Three Months ended June 30, 2024		June 30, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$293,086	23.52%	$108,733

	Six Months ended June 30, 2024		June 30, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$521,200	20.04%	$108,733

Gross Income We recorded a gross income of $1,413,058 and $464,305 for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we recorded a gross income of $1,878,685 and $956,954, respectively. The gross income is due to increased gross income from revenue from digital marketing and online ticketing and reservation business. Gross income margin was 56% and 27% for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, our gross income margin was 47% and 27% respectively. Rise in gross margin for the three and six months period ended June 30, 2025 was due to higher profit margin arising from digital marketing business.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $59,856 and $143,698 for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we incurred S&M expenses of $105,605 and $270,833, respectively. The decrease in S&M expense in 2025 was due to less reliance on marketing strategy.

Software Development Cost (“SDC”). We incurred SDC expenses of $13,480 and $13,833 for three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we incurred SDC expenses of $26,429 and $27,337, respectively. The decrease in SDC in 2025 was primarily attributable to the minimum cost for maintaining our technology development team.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,492,311 and $2,461,968 for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we incurred G&A expenses of $3,765,190 and $5,707,639, respectively. The G&A is primarily consisting of the professional costs associated with costs related to business development, the Company’s ongoing expenses for its listing on the Nasdaq Stock Exchange, staff cost and D&O insurance cost. The significant decrease is primarily due to effectiveness of cost control plan.

Other income. Our other income for the three months ended June 30,2025 and 2024 was $694,860 and $170,834, respectively, and for six months ended June 30, 2025 and 2024 was $715,068 and $228,004, respectively. The significant increase is from the waiver of long overdue refund payables.

Income Tax Expense. Our income tax expense for the three months ended June 30,2025 and 2024 was $735 and $3,884, respectively, and for six months ended June 30, 2025 and 2024 was $1,305 and $4,994, respectively.

Net Income (Loss). As a result of the items noted above, for the three months ended June 30, 2025, we incurred a net income of $552,384 as compared to the net loss in the same period ended June 30, 2024 of $1,943,754. During the six months ended June 30, 2024 the Company incurred a loss of $1,293,264, as compared to $4,782,978, for the same period ended June 30, 2024. The decrease in net loss was primarily attributable to the increase in revenue with higher margin, decrease in G&A expenses and other income from waiver of long overdue refund payables.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents and restricted cash of $8,218,805 and $50,000, respectively, accounts receivable of $1,064,164, deposits, prepayments and other receivables of $12,796,555, inventories of $127,843,   contract assets of $327,267 and deferred tax assets of $58,350.

For the six months ended June 30, 2025, the Company’s stockholders’ equity was $2,448,429 which improved from deficit as a result of an increase in additional paid-in-capital partially offset by accumulated deficit. For the six months ended June 30, 2025, the Company incurred net loss of $1,293,264 and net cash used in operating activities of $5,804,617. Net cash provided by financing activities was $6,458,157, resulting from issuance of common stock for convertible note and proceeds from share issuance for ATM and private placement.

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

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(5,804,617)	$(3,226,057)
Net cash used in investing activities	(4,095)	—
Net cash provided by financing activities	6,458,157	325,619
Effect on exchange rate change	(64,619)	64,293
Net change in cash and cash equivalents	584,826	(2,836,145)
Cash and cash equivalent and restricted cash at beginning of period	7,683,979	3,723,982
Cash and cash equivalent and restricted cash at end of period	$8,268,805	$887,837

Net Cash Used in Operating Activities.

For the six months ended June 30, 2025, net cash used in operating activities was $5,804,617, which consisted primarily of a net loss of $1,293,264, gain on disposal of plant and equipment of $226, waiver of loan payable of $8,492, deposits, prepayments and other receivables of $7,394,198, accrued liabilities and other payables of $3,572,473, contract liabilities of $534,100, and operating lease liabilities of $240,219, partially offset by bad debt of $4,866, depreciation and amortization of $320,286, non-cash stock-based compensation for services of $64,500, account receivables of $87,629, inventories of $36,350, contract assets of $19,564, accounts payable of $6,461,084, advances to related parties of $4,171 and right of use assets of $239,805.

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

Net Cash Used In Investing Activities.

For the six months ended June 30, 2025, there was a net cash outflow of $4,095 used in purchase of plant and equipment.

For the six months ended June 30, 2024, there was no cash movement.

Net Cash Provided by Financing Activities.

For the six months ended June 30, 2025, net cash used in financing activities was $6,458,157 mainly for issuance of common stock for convertible note of $4,300,002, ATM program of $1,938,469 and private placement of $300,000, partially offset by repayment of loan of $80,314.

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

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity (deficit) on the condensed consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the condensed consolidated statements of operations and comprehensive loss.

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $8,218,805 and $7,630,079, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $56,430 as of June 30, 2025 and December 31, 2024, respectively. In addition, the Company has uninsured bank deposits of $8,208,328 and $7,330,486 with a financial institution outside the U.S as of June 30, 2025 and December 31, 2024, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of June 30, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both June 30, 2025 and December 31, 2024, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three and six months ended June 30, 2025 and 2024. The inventories amounted to $127,843 and $157,734 at June 30, 2025 and December 31, 2024, respectively.

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

Research and development costs are expensed as incurred unless they meet the criteria for capitalization described above. These costs primarily relate to the design and development of new software applications, enhancements to existing platforms, and other technology-based solutions

The estimated useful lives of the Company’s intangible assets are as follows:

Asset Type	Expected useful life
Software platform	2.5 years
Apps development	3 years
Computer software	3 years
Software system	3 years
Intellectual technology	3 years
Identifiable intangible asset	Indefinite
Other intangible assets	3 – 5 years

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2025 and 2024 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three and six months ended June 30, 2025.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three and six months ended June 30, 2025, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the three months period ended June 30, 2025 and 2024, the Company generated revenue of $4,719 and $3,701, respectively, in the Lifestyle sector.

During the six months period ended June 30, 2025 and 2024, the Company generated revenue of $7,379 and $24,429, respectively, in the Lifestyle sector.

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

During the three and six months period ended June 30, 2025 and 2024, the Company did not generate revenue from this stream.

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

During the three months period ended June 30, 2025 and 2024, the Company generated revenue of $167 and $177, respectively, from telecommunications.

During the six months period ended June 30, 2025 and 2024, the Company generated revenue of $397 and $4,743, respectively, from telecommunications.

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

During the three months period ended June 30, 2025 and 2024, the Company generated revenue of $2,064,909 and $1,528,173, respectively, from this stream.

During the six months period ended June 30, 2025 and 2024, the Company generated revenue of $3,248,126 and $3,080,593, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three and six months period ended June 30, 2025 and 2024.

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

During the three months period ended June 30, 2025 and 2024, the Company generated revenue of $431,699 and $177,033, respectively, from this stream.

During the six months period ended June 30, 2025 and 2024, the Company generated revenue of $719,096 and $441,607, respectively, from this stream.

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

There were contract assets balance of $327,267 and $333,188 on June 30, 2025 and December 31, 2024, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $951,228 and $1,426,901 on June 30, 2025 and December 31, 2024, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the six months period ended June 30, 2025, and 2024, software development costs were $26,429 and $27,337, respectively. For the three months period ended June 30, 2025, and 2024, software development costs were $13,480 and $13,833, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $105,605 and $270,833 for the six months period ended June 30, 2025 and 2024, respectively. Advertising expense was $59,856 and $143,698 for the three months period ended June 30, 2025 and 2024, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of June 30, 2025 and December 31, 2024. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three and six months period ended June 30, 2025, and 2024.

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

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end SGD$:US$ exchange rate	$0.7852	$0.7374
Period average SGD$:US$ exchange rate	$0.7551	$0.7424

Translation of amounts from VND into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end VND$:US$ exchange rate	$0.000038	$0.000039
Period average VND$:US$ exchange rate	$0.000039	$0.000040

Translation of amounts from INR into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end INR$:US$ exchange rate	$0.01667	$0.01199
Period average INR$:US$ exchange rate	$0.01162	$0.01201

Translation of amounts from PHP into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end PHP:US$ exchange rate	$0.01770	$0.01709
Period average PHP:US$ exchange rate	$0.01748	$0.01757

Translation of amounts from THB into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end THB:US$ exchange rate	$0.03074	$0.02719
Period average THB:US$ exchange rate	$0.02980	$0.02763

Translation of amounts from MYR into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end MYR:US$ exchange rate	$0.23706	$0.21186
Period average MYR:US$ exchange rate	$0.22842	$0.21147

Translation of amounts from IDR into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end IDR:US$ exchange rate	$0.000062	$0.000061
Period average IDR:US$ exchange rate	$0.000061	$0.000063

Translation of amounts from CNY into US$ has been made at the following exchange rates for the six months period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end CNY:US$ exchange rate	$0.139518	$0.137555
Period average CNY:US$ exchange rate	$0.137875	$0.138818

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in shareholders’ equity (deficit), consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the three and six months period ended June 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended June 30,
	2025	2024
Net income (loss) attributable to Society Pass Incorporated	$479,008	$(1,938,343)
Weighted average common shares outstanding – Basic	5,311,061	2,656,697
Weighted average common shares outstanding – Diluted	5,010,535	2,656,697
Net income (loss) per share – Basic	$0.09	$(0.73)
Net income (loss) per share – Diluted	0.10	(0.73)

	Six months ended June 30,
	2025	2024
Net loss attributable to Society Pass Incorporated	$(1,362,080)	$(4,778,268)
Weighted average common shares outstanding – Basic	4,611,499	2,498,998
Weighted average common shares outstanding – Diluted	4,611,499	2,498,998
Net loss per share – Basic	$(0.30)	$(1.91)
Net loss per share – Diluted	(0.30)	(1.91)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

Schedule of Common stock issued:

	Six months ended June 30,
	2025	2024
Options to purchase common stock (a)	129,685	129,685
Warrants granted to underwriter	253,549	253,549
Warrants granted with Series C-1 Convertible Preferred Stock	71,200	71,200
Total of common stock equivalents	454,434	454,434

(a)	The Board of Directors have approved a 10-year stock option at an exercise price of $97.35 per share that will be exercisable at any time..

●	Leases

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

As of June 30, 2025 and December 31, 2024, the Company recorded the right of use asset of $809,329 and $751,672 respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of June 30, 2025, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three and six months ended June 30, 2025 and 2024. Stock-based compensation is recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss), with corresponding credits to common stock and additional paid-in capital.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, from time to time, we have been and may be named as a defendant in various legal proceedings arising in connection with our business activities. We may also be involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”). We contest liability and/or the amount of damages as appropriate in each such pending matter. We do not anticipate that the ultimate liability, if any, arising out of any such pending matter will have a material effect on ``our financial condition, results of operations or cash flows.

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

SOCIETY PASS INCORPORATED

Date: August 13, 2025	/s/ Raynauld Liang
Raynauld Liang
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	/s/ Yee Siong Tan
Yee Siong Tan
Chief Financial Officer
(Principal Financial Officer)

