Form 10-Q
period 2025-09-30
SOCIETY PASS INCORPORATED.
filed 2025-11-14
CIK 1817511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☒

As of November 14, 2025, there were 6,105,525 shares of the registrant’s common stock, $0.0001 par value, outstanding.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$6,552,702	$7,630,079
Restricted cash	50,000	53,900
Accounts receivable, net	1,337,498	1,111,161
Inventories	82,131	157,734
Contract assets	79,826	333,188
Deposits, prepayments and other receivables	18,532,837	5,189,850
Total current assets	26,634,994	14,475,912

Non-current assets:
Intangible assets, net	5,025,703	5,504,047
Goodwill	81,849	81,849
Plant and equipment, net	342,689	407,871
Right of use assets, net	838,050	751,672
Deferred tax assets	11,090	58,350
Total non-current assets	6,299,381	6,803,789

TOTAL ASSETS	$32,934,375	$21,279,701

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payables	$3,403,161	$2,997,994
Contract liabilities	750,528	1,426,901
Accrued liabilities and other payables	14,406,756	18,323,527
Due to related parties	10,230	8,568
Operating lease liabilities	264,849	360,621
Loan	123,850	113,041
Total current liabilities	18,959,374	23,230,652

Non-current liabilities
Operating lease liabilities	574,505	392,754
Deferred tax liabilities	69,000	69,000
Total non-current liabilities	643,505	461,754

TOTAL LIABILITIES	19,602,879	23,692,406

COMMITMENTS AND CONTINGENCIES
Convertible preferred shares; $0.0001 par value, 5,000,000 shares authorized, 4,766,500 and 4,766,500 shares undesignated as of September 30, 2025 and December 31, 2024, respectively
Series A shares: 10,000 shares designated; 0 and 0 Series A shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Series B shares: 10,000 shares designated; 0 and 0 Series B shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Series B-1 shares: 15,000 shares designated; 0 and 0 Series B-1 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Series C shares: 15,000 shares designated; 0 and 0 Series C shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, net of issuance cost	—	—
Series C-1 shares: 30,000 shares designated; 0 and 0 Series C-1 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, net of issuance cost	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Series X Super Voting Preferred Stock, $0.0001 par value, 153,500 shares designated; 153,500 and 153,500 Series X shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	15	15
Common shares; $0.0001 par value, 50,000,000 shares authorized; 6,105,525 and 3,718,030 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	610	372
Subscription receivable	(381,111)	(233,000)
Additional paid-in capital	130,882,463	108,037,513
Less: Preferred stock held in treasury, at cost; 150,000 and 150,000 shares at September 30, 2025 and December 31, 2024, respectively	(15)	(15)
Less: Common shares held in treasury, at cost; 0 and 51,902 shares September 30, 2025 and December 31, 2024, respectively	—	(54,928)
Accumulated other comprehensive income	16,645	272,917
Accumulated deficit	(116,607,896)	(110,161,683)
Total equity (deficit) attributable to Society Pass Incorporated	13,910,711	(2,138,809)
Non-controlling interest	(579,215)	(273,896)
TOTAL EQUITY (DEFICIT)	13,331,496	(2,412,705)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$32,934,375	$21,279,701

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue, net
Sales – online ordering	$10,212	4,931	$17,591	$29,360
Sales – digital marketing	801,422	1,461,480	4,049,548	4,542,073
Sales – online ticketing and reservation	568,673	208,873	1,287,769	650,480
Sales – data	75	106	472	4,849
Software sales	—	504	—	6,721
Total revenue	1,380,382	1,675,894	5,355,380	5,233,483

Cost of sales:
Cost of online ordering	(14,788)	(6,650)	(23,826)	(33,281)
Cost of digital marketing	(478,222)	(1,298,566)	(2,564,632)	(3,802,729)
Cost of data	(32)	2,995	(897)	(47,065)
Software sales	—	(8,027)	—	(27,808)
Total cost of revenue	(493,042)	(1,310,248)	(2,589,355)	(3,910,883)

Gross income	887,340	365,646	2,766,025	1,322,600

Operating expenses:
Sales and marketing expenses	(123,869)	(40,263)	(229,474)	(311,096)
Software development costs	(13,083)	(13,635)	(39,512)	(40,972)
General and administrative expenses	(5,995,012)	(1,486,362)	(9,760,202)	(7,192,001)

Total operating expenses	(6,131,964)	(1,540,260)	(10,029,188)	(7,544,069)

Loss from operations	(5,244,624)	(1,174,614)	(7,263,163)	(6,221,469)

Other (expense) income:
(Loss) gain on disposal of plant and equipment	(231)	—	(5)	206
Loss on early lease termination	(69)	—	(69)	—
Impairment loss of intangible assets	—	(135,000)	—	(135,000)
Interest income	1,415	3,985	4,592	10,114
Interest expense	(833)	(40,466)	(1,216)	(40,924)
Loss on disposal of subsidiaries	(8,157)	—	(8,157)	—
Waiver of loan payable	17	382	8,509	43,792
Write-off of plant and equipment	—	(60)	—	(8,480)
Write-off of intangible asset	(209,172)	—	(209,172)	—
Other income	247,468	17,003	962,536	245,007
Total other income (expense), net	30,438	(154,156)	757,018	114,715

Loss before income taxes	(5,214,186)	(1,328,770)	(6,506,145)	(6,106,754)

Income taxes	(66,573)	(51,808)	(67,878)	(56,802)

NET LOSS	(5,280,759)	(1,380,578)	(6,574,023)	(6,163,556)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(161,770)	(2,693)	(92,954)	(7,403)

NET LOSS ATTRIBUTABLE TO SOCIETY PASS INCORPORATED	$(5,118,989)	$(1,377,885)	$(6,481,069)	$(6,156,153)

Other comprehensive loss:
Net loss	(5,280,759)	(1,380,578)	(6,574,023)	(6,163,556)
Foreign currency translation adjustment	177,743	(1,034,016)	(469,355)	(511,808)

COMPREHENSIVE LOSS	$(5,103,016)	$(2,414,594)	$(7,043,378)	$(6,675,364)

Net loss attributable to non-controlling interest	(161,770)	(2,693)	(92,954)	(7,403)
Foreign currency translation adjustment attributable to non-controlling interest	(219,351)	(34,962)	(213,083)	(24,598)
Comprehensive loss attributable to Society Pass Incorporated	$(4,721,895)	$(2,376,939)	$(6,737,341)	$(6,643,363)

Net loss per share attributable to Society Pass Incorporated:
– Basic	$(0.84)	$(0.48)	$(1.06)	$(2.25)
– Diluted	$(0.89)	$(0.48)	$(1.30)	$(2.25)

Weighted average common shares outstanding
– Basic	6,105,525	2,882,349	6,105,525	2,733,145
– Diluted	5,737,829	2,882,349	4,989,505	2,733,145

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three and Nine months ended September 30, 2025
	Preferred Stock		Common Stock		Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2025	153,500	$15	3,718,030	$372	201,902	$(54,943)	$(233,000)	$108,037,513	$272,917	$(110,161,683)	$(273,896)	$(2,412,705)
Shares issued for At-The-Market (ATM) equity offering program	—	—	1,250,000	125	—	—	(403,338)	2,282,969	—	—	—	1,879,756
Convertible notes	—	—	—	—	—	—	—	1,599,895	—	—	107	1,600,002
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(162,724)	—	63,813	(98,911)
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,841,088)	(4,560)	(1,845,648)

Balances at March 31, 2025	153,500	$15	4,968,030	$497	201,902	$(54,943)	$(636,338)	$111,920,377	$110,193	$(112,002,771)	$(214,536)	$(877,506)

Convertible notes	—	—	—	—	—	—	—	2,699,820	—	—	180	2,700,000
Shares issued for accrued salaries	—	—	43,031	4	—	—	—	64,496	—	—	—	64,500
Shares issued for private placement	—	—	300,000	30	—	—	—	299,970	—	—	—	300,000
Settlement of subscription receivable	—	—	—	—	(51,902)	54,928	255,227	(286,298)	—	34,856	—	58,713
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(490,642)	—	(57,545)	(548,187)
Net income for the period	—	—	—	—	—	—	—	—	—	479,008	73,376	552,384

Balances at June 30, 2025	153,500	$15	5,311,061	$531	150,000	$(15)	$(381,111)	$114,698,365	$(380,449)	$(111,488,907)	$(198,525)	$2,249,904

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	397,094	—	(219,351)	177,743
Shares issued for accrued salaries	—	—	794,464	79	—	—	—	980,210	—	—	—	980,289
Sale of units in initial public offering, net of offering costs	—	—	—	—	—	—	—	15,203,888	—	—	431	15,204,319
Net loss for the period	—	—	—	—	—	—	—	—	—	(5,118,989)	(161,770)	(5,280,759)

Balances at September 30, 2025	153,500	$15	6,105,525	$610	150,000	$(15)	$(381,111)	$130,882,463	$16,645	$(116,607,896)	$(579,215)	$13,331,496

	Three and Nine Months ended September 30, 2024
	Preferred Stock		Common Stock		Treasury Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	other comprehensive income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2024	3,500	$—	2,217,491	$222	74,107	$(785,525)	$—	$105,606,538	$(242,129)	$(99,272,691)	$(277,253)	$5,029,162
Shares issued for services	—	—	133,333	13	—	—	—	329,987	—	—	—	330,000
Share issued for treasury stock	—	—	166,667	17	—	—	—	487,223	—	—	—	487,240
Shares repurchase during the period	—	—	—	—	166,667	(487,240)	—	—	—	—	—	(487,240)
Sale of treasury stock	—	—	—	—	(176,335)	1,085,983	—	—	—	(609,022)	—	476,961
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	244,054	—	5,329	249,383
Net loss for the period	—	—	—	—	—	—	—	—	—	(2,839,925)	701	(2,839,224)

Balances at March 31, 2024	3,500	$—	2,517,491	$252	64,439	$(186,782)	$—	$106,423,748	$1,925	$(102,721,638)	$(271,223)	$3,246,282

Shares issued for salaries	—	—	57,761	6	—	—		128,694	—	—	—	128,700
Shares issued for private placements	—	—	300,000	30	—	—	(283,000)	482,970	—	—	—	200,000
Shares issued for subsidiary acquisition	—	—	24,631	2	—	—	—	75,000	—	—	—	75,002
Fractional shares	—	—	70,813	7	—	—	—	(7)	—	—	—	—
Sale of treasury stock	—	—	—	—	(64,439)	186,782	—	—	—	(50,884)	—	135,898
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	267,790	—	5,035	272,825
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,938,343)	(5,411)	(1,943,754)

Balances at June 30, 2024	3,500	$—	2,970,696	$297	—	$—	$(283,000)	$107,110,405	$269,715	$(104,710,865)	$(271,599)	$2,114,953
Shares issued for directors’ fee	—	—	77,588	8	—	—	—	183,325	—	—	—	183,333
Share issued for treasury stock	—	—	530,000	53	—	—	—	581,097	—	—	—	581,150
Shares issued for salaries	—	—	67,405	7	—	—	—	95,193	—	—	—	95,200
Shares issued for cost of issuance	150,000	15	—	—	—	—	—	—	—	—	—	15
Shares repurchase during the period	—	—	—	—	530,000	(581,150)	—	—	—	—	—	(581,150)
Sale of treasury stock	—	—	—	—	(478,098)	526,222	—	—	—	(1,808)	—	524,414
Received from private funding	—	—	—	—	—	—	50,000	—	—	—	—	50,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(999,054)	—	(34,962)	(1,034,016)
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,377,885)	(2,693)	(1,380,578)

Balances at September 30, 2024	153,500	$15	3,645,689	$365	51,902	$(54,928)	$(233,000)	$107,970,020	$(729,339)	$(106,090,558)	$(309,254)	$553,321

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”)

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(6,574,023)	$(6,163,556)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debts	—	35,699
Depreciation and amortization	434,595	493,306
Loss (gain) on disposal of plant and equipment	5	(206)
Impairment loss of intangible assets	—	135,000
Loss on disposal of subsidiaries	8,157	—
Write-off of plant and equipment	—	8,480
Write-off of intangible asset	209,172	—
Waiver of loan payable	(8,509)	(43,792)
Stock based compensation for services	1,044,789	737,248
Deferred tax assets	47,260	85,742
Change in operating assets and liabilities:
Accounts receivable	(208,491)	654,686
Inventories	78,136	174,551
Deposits, prepayments and other receivables	(13,267,792)	(1,407,828)
Contract assets	258,713	(338,219)
Contract liabilities	(699,290)	(49,535)
Accounts payables	357,017	1,106,556
Accrued liabilities and other payables	(4,202,549)	3,401,850
Advances to related parties	1,662	(7,512)
Right of use assets	356,463	365,352
Operating lease liabilities	(356,862)	(365,970)
Net cash used in operating activities	(22,521,547)	(1,178,148)

Cash flows from investing activities:
Purchase of plant and equipment	(3,963)	(9,826)
Net cash used in investing activity	(3,963)	(9,826)

Cash flows from financing activities:
Proceeds from private placement	300,000	250,000
Proceeds from share issuance for ATM	1,938,469	—
Proceeds from issuance of convertible notes	4,300,002	—
Proceeds from loan	—	405,564
Repayment of loan	(91,905)	(5,894)
Proceeds from public offering, net of offering costs	15,204,319	—
Proceeds from the sale of treasury stock	—	1,137,273
Net cash provided by financing activities	21,650,885	1,786,943
Effect on exchange rate change on cash and cash equivalents	(206,652)	(48,480)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,081,277)	550,489
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	7,683,979	3,723,982

CASH AND CASH EQUIVALENT AT END OF PERIOD	$6,602,702	$4,274,471

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,153	$41,511
Cash paid for income tax	$—	$23,647

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$833,910	$—

Reconciliation to amounts on condensed unaudited consolidated balance sheets:
Cash and cash equivalents	$6,552,702	$4,220,371
Restricted cash	50,000	54,100

Total cash, cash equivalents and restricted cash	$6,602,702	$4,274,471

See accompanying notes to unaudited condensed consolidated financial statements.

SOCIETY PASS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

NOTE－1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Society Pass Incorporated (the “Company”) was incorporated in the State of Nevada on June 22, 2018, under the name of Food Society Inc. On October 3, 2018, the Company changed its company name to Society Pass Incorporated. The Company, through its subsidiaries, mainly sells and distributes the hardware and software for a Point of Sales (POS) application in Vietnam. The Company also has online lifestyle platform to enable consumers to purchase high-end brands of all categories under its own brand name of “Leflair.” The Company has made several acquisitions in calendar year 2022 to 2025, as follows:

●	In February 2022, the Company completed the acquisition of 100% of the equity interest of New Retail Experience Incorporated and Dream Space Trading Company Limited through its subsidiary – Push Delivery Pte Limited, which two companies mainly provide an on-line grocery and food delivery platform in the Philippines and Vietnam respectively.

●	In May 2022, the Company completed another acquisition of 100% of the equity interests of Gorilla Networks Pte Ltd, Gorilla Mobile Pte Ltd, Gorilla Connects Pte Ltd and Gorilla Networks (VN) Co Ltd (collectively, “Gorilla Networks”), a food delivery service.

●	On July 7, 2022, the Company and its wholly owned subsidiary Thoughtful Media Group Incorporated collectively acquired 100% of the equity interests of Thoughtful Media Group Incorporated and AdActive Media, Inc. (collectively “Thoughtful Media”), whose business provides services to advertisers that helps to make internet advertising more effective.

●	On July 21, 2022, the Company acquired 100% of the equity interests of Mangan PH Food Delivery Service Corp. (“Mangan), a Philippines restaurant and grocery delivery business.

●	On August 15, 2022, the Company and its 95%-owned subsidiary SOPA Technology, Pte, Ltd., collectively acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. (“Nusatrip”) and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri (“Tunas”), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

●	On January 1, 2023, the Company’s 100% owned subsidiary Thoughtful Media Group Inc and Adactive Media CA Inc acquired 100% of outstanding capital stock of PT Wahana Cerita Indonesia, an Indonesia company operating digital marketing and event organizing.

●	On April 1, 2023, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam travel agency.

●	On July 1, 2023, the Company’s 99% owned subsidiary Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam travel agency.

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

On June 2, 2025, the Company increased the number of registered shares of its common stock from 6,333,333 to 50,000,000 with par value of $0.0001.

The forward stock split and reverse stock split transactions described above had no effect on the stated value of the preferred stock and the number of designated shares and outstanding shares of each series of preferred stock was unchanged in accordance with the respective certificate of designations. The number of authorized shares of preferred stock also remained unchanged.

Schedule of description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/ paid up share capital	Effective interest held
Society Technology LLC	United States, January 24, 2019	IP Licensing	US$1	100%
SOPA Cognitive Analytics Private Limited	India February 5, 2019	Computer sciences consultancy and data analytics	INR 1,238,470	100%
SOPA Technology Pte. Ltd.	Singapore, June 4, 2019	Investment holding	SGD 1,250,000	95%
SOPA Technology Company Limited	Vietnam October 1, 2019	Software production	Registered: VND 2,307,300,000; Paid up: VND 1,034,029,911	100%
Thoughtful Media (Singapore) Pte. Ltd. (FKA: Hottab Pte Ltd. (HPL))	Singapore January 17, 2015	Digital marketing	SGD 620,287.75	100%
Hottab Vietnam Co. Ltd	Vietnam April 17, 2015	Sale of POS hardware and software	VND 1,000,000,000	100%
Thoughtful Media Group Co. Ltd (FKA: Hottab Asset Company Limited)	Vietnam July 25, 2019	Digital marketing	VND 5,000,000,000	100%
Nextgen Retail Inc (FKA: Leflair Incorporated)	United States December 7, 2021	Investment holding	US$1	100%
Thoughtful Media (Philippines) Incorporated (FKA: SOPA (Phil) Incorporated)	Philippines Jan 11, 2022	Investment holding	PHP 11,000,000	100%
New Retail Experience Incorporated	Philippines Jan 16, 2020	On-line Grocery delivery platform	PHP 3,750,000	100%
Dream Space Trading Co. Ltd	Vietnam May 23, 2018	On-line Grocery and food delivery platform	VND 500,000,000	100%
Push Delivery Pte Ltd	Singapore January 7, 2022	Investment holding	US$2,000	100%
Gorilla Mobile Singapore Pte. Ltd.	Singapore August 6, 2020	Telecommunications resellers	SGD 100	100%
Thoughtful Media Group Incorporated	United States June 28,2022	Investment holding	US$10	89.89%
Thoughtful (Thailand) Co. Ltd	Thailand September 2, 2014	Digital marketing	THB 4,000,000	99.75%
AdActive Media CA Inc.	United States April 12, 2010	Digital marketing	Preferred: US$1,929.1938 Common: US$4,032.7871	100%
PT Tunas Sukses Mandiri	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	99%
Nusatrip Malaysia Sdn Bhd	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	99%
Nusatrip Singapore Pte Ltd	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	99%
Nusatrip International Pte Ltd	Singapore January 9, 2015	Online ticketing and reservation	SGD 905,006.51	99%
PT Thoughtful Media Group Indonesia (FKA: PT Wahana Cerita Indonesia)	Indonesia January 14, 2022	Digital marketing and event organizer	IDR 51,000,000	100%
Mekong Leisure Travel Company Limited	Vietnam October 6, 2011	Online ticketing, reservation and system	VND 875,460,000	99%
Vietnam International Travel and Service Joint Stock Company	Vietnam November 16, 2012	Ticketing	VND 1,900,000,000	100%
Sopa Incorporated	Unites States May 22, 2023	Investment holding	Common: US$0.10	100%
Nusatrip Incorporated	United States May 22,2023	Investment holding	Registered: Common: US$20,000 Preferred: US$1,000 Paid up: Common: US$1,938	72.24%
Thoughtful Media (Malaysia) Sdn Bhd	Malaysia October 18, 2023	Digital marketing	MYR 1,000	100%
Nusatrip Technology (Beijing) Co., Ltd	Chinese Mainland May 21, 2025	Online ticketing and reservation and system	Registered: CNY 5,000,000 Paid up: CNY 715,650	100%
Nusatrip Hong Kong Limited	Hong Kong July 2, 2025	Online ticketing and reservation	HK$1	100%
Nusatrip Comm Pte Limited	Singapore September 1, 2025	Telecommunications resellers	SGD10,000	100%
Thoughtful Media Limited	Hong Kong September 26, 2025	Digital marketing	HK$1	100%
Nusatrip Flight Limited Hong Kong	October 21, 2025	Online ticketing and reservation	HK$780,000	100%

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

On October 18, 2024, subsidiary Nusatrip Inc. entered into a securities purchase agreement with the Selling Stockholders. Pursuant to securities purchase agreement, on October 18, 2024, the subsidiary issued convertible notes (the “Convertible Notes”) to the Selling Stockholders with an aggregate principal amount of $1,600,002 (the “Convertible Notes Offering”). Pursuant to the amendments to the securities purchase agreement for Convertible Notes dated November 13, 2024, entered by the subsidiary and the investors, the Convertible Notes shall automatically convert into shares of our common stock upon the effectiveness of the registration statement at the conversion price of $1.50 per share. The subsidiary is obligated to pay interest to the Selling Stockholders on the outstanding principal amount at the rate of 6.0% per annum. The Convertible Notes and the interests shall be converted into shares of common stock of the subsidiary at a conversion price of $1.50 per share by the nine months anniversary of the issuance date or the consummation of IPO, whichever earlier. The Convertible Notes were converted into an aggregate of 1,066,668 shares of Common Stock and issued to the investors, and the three private placements were completed on February 10, 2025. Therefore, Nusatrip Inc. shareholding decreased from 100% to 92.92%.

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

On August 18, 2025, the Company completed its initial public offering of 3,750,000 shares of Common Stock of Nusatrip Incorporated at an offering price of $4.00 per share. The gross proceeds from the offering were approximately $15,000,000. Therefore, The Company’s shareholding of Nusatrip Incorporated decreased from 92.92% to 74.4%. On September 5, 2025, Nusatrip Incorporated issued 562,500 shares of Common Stock to third party and further dilute the Company’s shareholding to 72.24%.

NOTE－2 GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has suffered loss for period of $6,574,023, working capital surplus of $7,675,620 and accumulated deficit of $116,607,896 as of September 30, 2025 that raise substantial doubt about its ability to continue as a going concern. In assessing the going concern, management and the Board has considered the following:

1) Cash and cash equivalents balance of $6,552,702.

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $6,552,702 and $7,630,079, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $56,430 as of September 30, 2025 and December 31, 2024, respectively. In addition, the Company has uninsured bank deposits of $6,332,941 and $7,330,486 with a financial institution outside the U.S as of September 30, 2025 and December 31, 2024, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both September 30, 2025 and December 31, 2024, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three and nine months ended September 30, 2025 and 2024. The inventories amounted to $82,131 and $157,734 at September 30, 2025 and December 31, 2024, respectively.

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	3 - 5 years
Renovation	5 years

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2025 and 2024 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three and nine months ended September 30, 2025.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three and nine months ended September 30, 2025, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the three months period ended September 30, 2025 and 2024, the Company generated revenue of $10,212 and $4,931, respectively, in the Lifestyle sector.

During the nine months period ended September 30, 2025 and 2024, the Company generated revenue of $17,591 and $29,360, respectively, in the Lifestyle sector.

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

During the three and nine months period ended September 30, 2025 and 2024, the Company did not generate revenue from this stream.

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

During the three months period ended September 30, 2025 and 2024, the Company generated revenue of $75 and $106, respectively, from telecommunications.

During the nine months period ended September 30, 2025 and 2024, the Company generated revenue of $472 and $4,849, respectively, from telecommunications.

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

During the three months period ended September 30, 2025 and 2024, the Company generated revenue of $801,422 and $1,461,480, respectively, from this stream.

During the nine months period ended September 30, 2025 and 2024, the Company generated revenue of $4,049,548 and $4,542,073, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets cancelled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for cancelled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three and nine months period ended September 30, 2025 and 2024.

Hotel reservation services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for hotel room reservations through the Company’s transaction and service platform. Commissions from hotel reservation services rendered are recognized when the reservation becomes non-cancelable (when the cancelation period provided by the reservation expires) which is the point at which the Company has fulfilled its performance obligation (successfully booking a reservation, which includes certain post-booking services during the cancelation period). Contracts with certain travel suppliers contain incentive commissions typically subject to achieving specific performance targets. The incentive commissions are considered as variable consideration and are estimated and recognized to the extent that the Company is entitled to such incentive commissions. The Company generally receives incentive commissions from monthly arrangements with hotels based on the number of hotel room reservations where end users have completed their stay. The Company presents revenues from such transactions on a net basis in the statements of income and comprehensive income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for cancelled hotel reservations.

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

During the three months period ended September 30, 2025 and 2024, the Company generated revenue of $568,673 and $209,377, respectively, from this stream.

During the nine months period ended September 30, 2025 and 2024, the Company generated revenue of $1,287,769 and $657,201, respectively, from this stream.

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

There were contract assets balance of $79,826, $333,188 and $247,368 on September 30, 2025, December 31, 2024 and December 31, 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $750,528 and $1,426,901 on September 30, 2025 and December 31, 2024, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the nine months period ended September 30, 2025, and 2024, software development costs were $39,512 and $40,972, respectively. For the three months period ended September 30, 2025, and 2024, software development costs were $13,083 and $13,635, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $229,474 and $311,096 for the nine months period ended September 30, 2025 and 2024, respectively. Advertising expense was $123,869 and $40,263 for the three months period ended September 30, 2025 and 2024, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of September 30, 2025 and December 31, 2024. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three and nine months period ended September 30, 2025, and 2024.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$s. In addition, the Company’s subsidiary is operating in Singapore, the Republic of Vietnam, India, Philippines , Thailand, Malaysia, Indonesia, Republic of China, and Hong Kong and maintains its books and record in its local currency, Singapore Dollar (“SGD”), Vietnam Dong (“VND”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Thailand Baht (“THB”), Malaysian Ringgit (“MYR), Indonesian Rupiah (“IDR”), Chinese Yuan (“CNY”) and Hong Kong Dollar (“HKD”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in shareholder’s deficit.

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end SGD$:US$ exchange rate	$0.77511	$0.77993
Period average SGD$:US$ exchange rate	$0.76294	$0.74763

Translation of amounts from VND into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end VND$:US$ exchange rate	$0.000038	$0.000041
Period average VND$:US$ exchange rate	$0.000039	$0.000040

Translation of amounts from INR into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end INR$:US$ exchange rate	$0.01126	$0.01194
Period average INR$:US$ exchange rate	$0.01156	$0.01199

Translation of amounts from PHP into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end PHP:US$ exchange rate	$0.01717	$0.01783
Period average PHP:US$ exchange rate	$0.01752	$0.01754

Translation of amounts from THB into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end THB:US$ exchange rate	$0.03087	$0.03094
Period average THB:US$ exchange rate	$0.03020	$0.02802

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end MYR:US$ exchange rate	$0.23750	$0.24267
Period average MYR:US$ exchange rate	$0.23114	$0.21592

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end IDR:US$ exchange rate	$0.000060	$0.000066
Period average IDR:US$ exchange rate	$0.000061	$0.000063

Translation of amounts from CNY into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end CNY:US$ exchange rate	$0.14045	$0.14255
Period average CNY:US$ exchange rate	$0.13850	$0.13913

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end HKD:US$ exchange rate	$0.12851	$0.12870
Period average HKD:US$ exchange rate	$0.12818	$0.12800

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

For the three and nine months period ended September 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2025	2024
Net loss attributable to Society Pass Incorporated	$(5,118,989)	$(1,377,885)
Weighted average common shares outstanding – Basic	6,105,525	2,882,349
Weighted average common shares outstanding – Diluted	5,737,829	2,882,349
Net loss per share – Basic	$(0.84)	$(0.48)
Net loss per share – Diluted	(0.89)	(0.48)

	Nine months ended September 30,
	2025	2024
Net loss attributable to Society Pass Incorporated	$(6,481,069)	$(6,156,153)
Weighted average common shares outstanding – Basic	6,105,525	2,733,145
Weighted average common shares outstanding – Diluted	4,989,505	2,733,145
Net loss per share – Basic	$(1.06)	$(2.25)
Net loss per share – Diluted	(1.30)	(2.25)

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

As of September 30, 2025 and December 31, 2024, the Company recorded the right of use asset of $838,050 and $751,672 respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying condensed consolidated statements of operations and other comprehensive loss as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2025, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three and nine months ended September 30, 2025 and 2024. Stock-based compensation is recorded in general and administrative expenses within the condensed consolidated statements of operations and other comprehensive loss, with corresponding credits to common stock and additional paid-in capital.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company adopted this standard and the adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. The effect of adoption was limited to expanded disclosures in the notes to the unaudited condensed consolidated financial statements, as presented in Note 17 Income Taxes.

In November 2024, the FASB Issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this update require disclosures, in the notes to financial statements, of specified information about certain costs and expenses. The amendment clarifies which certain costs and expenses that are included in cost of sales and selling, general, and administrative expense categories that should be disclosed with qualitative descriptions of amounts that are not separately disaggregated quantitatively. Additionally, the amendment requires disclosure of total amounts of selling expenses and an entity’s definition of selling expense. The update will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date previously communicated. The revised effective date for public business entities is for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 is effective for annual periods beginning for the fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and for interim reporting periods beginning in that fiscal year. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (‘Topic 815”) and Revenue from Contracts with Customers (“Topic 606”): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07, expands an existing scope exception under Topic 815 to exclude non-exchange-traded contracts where the underlying is based on the operations or activities specific to one of the contract parties. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

All other recently issued, but not yet effective, 2025 Accounting Standards Updates are not expected to have an effect on the Company.

NOTE－4 REVENUE

Revenue was generated from the following activities:

	Nine Months ended September 30,
	2025	2024
At a point in time:
Sales – online ordering	$17,591	$29,360
Sales – digital marketing	2,765,068	2,681,523
Sales – online ticketing and reservation	1,287,769	650,480
Sales – data	472	4,849

Over a period of time:
Sales – digital marketing	1,284,480	1,860,550
Software subscription sales	—	6,721
	$5,355,380	$5,233,483

	Three Months ended September 30,
	2025	2024
At a point in time:
Sales – online ordering	$10,212	$4,931
Sales – digital marketing	589,212	812,043
Sales – online ticketing and reservation	568,673	208,873
Sales – data	75	106

Over a period of time:
Sales – digital marketing	212,210	649,437
Software subscription sales	—	504
	$1,380,382	$1,675,894

Contract liabilities recognized were related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities:

	September 30,	December 31,
	2025	2024
Contract liabilities, brought forward	$1,426,901	$1,265,753
Add: recognized as deferred revenue	477,803	1,426,901
Less: recognized as revenue	(1,154,176)	(1,265,753)
Contract liabilities, carried forward	$750,528	$1,426,901

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

Schedule of Segment Reporting:

	Nine months ended September 30, 2025
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	$—	$—	$—	$17,591	$—	$—	$17,591
Sales – digital marketing	—	3,145,351	757,103	—	147,094	—	4,049,548
Sales – online ticketing and reservation	—	—	1,287,769	—	—	—	1,287,769
Sales – data	—	—	—	—	472	—	472
Total revenue	—	3,145,351	2,044,872	17,591	147,566	—	5,355,380

Cost of sales:
Cost of online ordering	—	—	—	(23,826)	—	—	(23,826)
Cost of digital marketing	—	(2,564,632)	—	—	—	—	(2,564,632)
Cost of data	—	—	—	—	(897)	—	(897)
Software cost	—	—	—	—	—	—	—
Total cost of revenue	—	(2,564,632)	—	(23,826)	(897)	—	(2,589,355)

Gross income (loss)	—	580,719	2,044,872	(6,235)	146,669	—	2,766,025

Operating expenses
Sales and marketing expenses	—	(11,065)	(135,330)	(6,233)	(76,846)	—	(229,474)
Software development costs	—	—	—	—	—	(39,512)	(39,512)
Depreciation	(13,173)	(22,570)	(27,993)	(35,053)	—	(42,055)	(140,844)
Amortization	—	—	(17,892)	—	(214,254)	(61,605)	(293,751)
General and administrative expenses	(156,162)	(1,410,213)	(3,271,078)	(122,897)	(15,668)	(4,349,589)	(9,325,607)
Total operating expenses	(169,335)	(1,443,848)	(3,452,293)	(164,183)	(306,768)	(4,492,761)	(10,029,188)

Loss from operations	(169,335)	(863,129)	(1,407,421)	(170,418)	(160,099)	(4,492,761)	(7,263,163)

Write-off of intangible assets	—	—	—	—	(209,172)	—	(209,172)
Interest income	11	271	3,287	3	—	1,020	4,592
Interest expense	—	(39)	(55)	—	(393)	(729)	(1,216)
(Loss) gain on disposal of subsidiaries	—	—	—	—	(10,143)	1,986	(8,157)
Loss on early lease termination	—	—	(69)	—	—	—	(69)
Loss on disposal of plant and equipment	—	(5)	—	—	—	—	(5)
Waiver of loan payable		—	—	—	—	8,509	8,509
Other income, net	—	851	847,743	314	—	113,628	962,536
Total other income (expense), net	11	1,078	850,906	317	(219,708)	124,414	757,018
Loss before income taxes	$(169,324)	$(862,051)	$(556,515)	$(170,101)	$(379,807)	$(4,368,347)	$(6,506,145)

	Nine Months ended September 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	—	—	—	29,360	—	—	29,360
Sales – digital marketing	—	4,542,073	—	—	—	—	4,542,073
Sales – online ticketing and reservation	—	—	650,480	—	—	—	650,480
Sales – data	—	—	—	—	4,849	—	4,849
Software sales	—	—	6,721	—	—	—	6,721
Total revenue	—	4,542,073	657,201	29,360	4,849	—	5,233,483

Cost of sales:
Cost of online ordering	(501)	—	—	(32,780)	—	—	(33,281)
Cost of digital marketing	—	(3,802,729)	—	—	—	—	(3,802,729)
Cost of online platform	—	—	—	—	—	—	—
Cost of data	—	—	—	—	(47,065)	—	(47,065)
Software cost	—	—	(16,469)	(11,339)	—	—	(27,808)
Total cost of revenue	(501)	(3,802,729)	(16,469)	(44,119)	(47,065)	—	(3,910,883)

Gross income (loss)	(501)	739,344	640,732	(14,759)	(42,216)	—	1,322,600

Operating Expenses
Sales and marketing expenses	—	(75,919)	(134,926)	(20,848)	(17,787)	(61,616)	(311,096)
Software development costs	—	—	—	—	—	(40,972)	(40,972)
Depreciation	(15,946)	(18,444)	(64,940)	(35,053)	—	(47,961)	(182,344)
Amortization	—	—	(18,479)	—	(269,940)	(22,543)	(310,962)
General and administrative expenses	(157,726)	(1,248,313)	(1,172,476)	(343,741)	(41,647)	(3,734,792)	(6,698,695)
Total operating expenses	(173,672)	(1,342,676)	(1,390,821)	(399,642)	(329,374)	(3,907,884)	(7,544,069)

Loss from operations	(174,173)	(603,332)	(750,089)	(414,401)	(371,590)	(3,907,884)	(6,221,469)

Other income (expense)
Impairment of intangible assets	—	—	(135,000)	—	—	—	(135,000)
Gain on disposal of plant and equipment	206	—	—	—	—	—	206
Interest income	10	358	1,773	3	—	7,970	10,114
Interest expense	—	—	—	—	(661)	(40,263)	(40,924)
Waiver of loan payable	—	—	—	—	43,792	—	43,792
Write-off of plant and equipment	—	—	—	—	—	(8,480)	(8,480)
Other income	3,705	2,009	1,357	3,447	1,748	232,741	245,007
Total other income	3,921	2,367	(131,870)	3,450	44,879	191,968	114,715
Loss before income taxes	(170,252)	(600,965)	(881,959)	(410,951)	(326,711)	(3,715,916)	(6,106,754)

	Three months ended September 30, 2025
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	$—	$—	$—	$10,212	$—	$—	$10,212
Sales – digital marketing	—	599,918	200,000	—	1,504	—	801,422
Sales – online ticketing and reservation	—	—	568,673	—	—	—	568,673
Sales – data	—	—	—	—	75	—	75
Total revenue	—	599,918	768,673	10,212	1,579	—	1,380,382

Cost of sales:
Cost of online ordering	—	—	—	(14,788)	—	—	(14,788)
Cost of digital marketing	—	(478,222)	—	—	—	—	(478,222)
Cost of data	—	—	—	—	(32)	—	(32)
Total cost of revenue	—	(478,222)	—	(14,788)	(32)	—	(493,042)

Gross income (loss)	—	121,696	768,673	(4,576)	1,547	—	887,340

Operating Expenses
Sales and marketing expenses	—	(1,839)	(43,865)	(3,351)	(74,814)	—	(123,869)
Software development costs	—	—	—	—	—	(13,083)	(13,083)
Depreciation	(3,800)	(7,634)	(9,502)	(11,684)	—	(15,817)	(48,437)
Amortization	—	—	(5,964)	—	(32,486)	(27,322)	(65,772)
General and administrative expenses	(66,773)	(640,126)	(1,967,147)	(40,368)	(7,798)	(3,158,591)	(5,880,803)
Total operating expenses	(70,573)	(649,599)	(2,026,478)	(55,403)	(115,098)	(3,214,813)	(6,131,964)

Loss from operations	(70,573)	(527,903)	(1,257,805)	(59,979)	(113,551)	(3,214,813)	(5,244,624)

Write-off of intangible asset	—	—	—	—	(209,172)	—	(209,172)
Interest income	4	57	1,351	3	—	—	1,415
Interest expense	—	—	8	—	(112)	(729)	(833)
(Loss) gain on disposal of subsidiary	—	—	—	—	(10,143)	1,986	(8,157)
Loss on early lease termination	—	—	(69)	—	—	—	(69)
Loss on disposal of plant and equipment	—	(231)	—	—	—	—	(231)
Waiver of loan payable	—	—	—	—	—	17	17
Other income	—	324	244,681	—	—	2,463	247,468
Total other income (expense), net	4	150	245,971	3	(219,427)	3,737	30,438
Loss before income taxes	$(70,569)	$(527,753)	$(1,011,834)	$(59,976)	$(332,978)	$(3,211,076)	$(5,214,186)

	Three Months ended September 30, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Revenue from external customers
Sales – online ordering	—	—	—	4,931	—	—	4,931
Sales – digital marketing	—	1,461,480	—	—	—	—	1,461,480
Sales – online ticketing and reservation	—	—	208,873	—	—	—	208,873
Sales – data	—	—	—	—	106	—	106
Software sales	—	—	504	—	—	—	504
Total revenue	—	1,461,480	209,377	4,931	106	—	1,675,894

Cost of sales:
Cost of online ordering	1	—	—	(6,651)	—	—	(6,650)
Cost of digital marketing	—	(1,298,566)	—	—	—	—	(1,298,566)
Cost of online platform	—	—	—	—	—	—	—
Cost of data	—	—	—	—	2,995	—	2,995
Software cost	—	—	(4,279)	(3,748)	—	—	(8,027)
Total cost of revenue	1	(1,298,566)	(4,279)	(10,399)	2,995	—	(1,310,248)

Gross income (loss)	1	162,914	205,098	(5,468)	3,101	—	365,646

Operating Expenses
Sales and marketing expenses	—	(2,053)	(37,071)	(580)	(125)	(434)	(40,263)
Software development costs	—	—	—	—	—	(13,635)	(13,635)
Depreciation	(5,296)	(6,287)	(21,590)	(11,684)	—	(16,010)	(60,867)
Amortization	—	—	(6,160)	—	(91,248)	(7,620)	(105,028)
General and administrative expenses	(15,298)	(379,481)	(177,439)	(106,883)	(1,813)	(639,553)	(1,320,467)
Total operating expenses	(20,594)	(387,821)	(242,260)	(119,147)	(93,186)	(677,252)	(1,540,260)

Loss from operations	(20,593)	(224,907)	(37,162)	(124,615)	(90,085)	(677,252)	(1,174,614)

Other income (expense)
Impairment of intangible assets	—	—	—	—	—	(135,000)	(135,000)
Gain on disposal of plant and equipment	—	—	—	—	—	—	—
Interest income	1	39	418	—	—	3,527	3,985
Interest expense	—	—	—	—	(203)	(40,263)	(40,466)
Waiver of loan payable	—	—	—	—	382	—	382
Write-off of plant and equipment	—	—	—	—	—	(60)	(60)
Other income	(66)	658	149	122	1,521	14,619	17,003
Total other income	(65)	697	567	122	1,700	(157,177)	(154,156)
Loss before income taxes	(20,658)	(224,210)	(36,595)	(124,493)	(88,385)	(834,429)	(1,328,770)

	September 30, 2025
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	$—	$1,659,000	$3,326,320	$—	$—	$122,232	$5,107,552
Identifiable assets	$96,920	$4,641,699	$17,465,574	$145,489	$6,373	$5,470,768	$27,826,823

	December 31, 2024
	Online F&B and Groceries Deliveries	Digital Marketing	Online Ticketing and reservation	e-Commerce	Telecommunication Reseller	Corporate	Total
Intangible assets, net	$—	$1,659,000	$3,345,161	$—	$402,399	$179,336	$5,585,896
Identifiable assets	$111,636	$2,477,449	$10,190,695	$214,933	$21,347	$2,677,745	$15,693,805

The sales below are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments:

	Nine months ended September 30,
	2025	2024
Indonesia	$615,265	$697,337
Vietnam	41,703	557,402
Philippines	651,805	197,500
Singapore	1,753,635	140,216
United States	1,284,480	2,679,269
Thailand	1,008,364	961,356
Malaysia	128	403
	$5,355,380	$5,233,483

	Three months ended September 30,
	2025	2024
Indonesia	$212,205	$167,725
Vietnam	(121,949)	70,831
Philippines	261,209	94,899
Singapore	601,149	55,497
United States	212,210	809,789
Thailand	215,546	477,141
Malaysia	2	12
	$1,380,382	$1,675,894

NOTE－6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	September 30,	December 31,
	2025	2024
Deposits	$8,354,065	$2,370,289
Prepayments (a)	9,416,881	1,013,526
Value added tax	156,237	84,301
Interest receivable	—	5,950
Other receivables (b)	605,654	1,715,784
Total	$18,532,837	$5,189,850

(a)	Included in the prepayments are professional fee in relates to M&A and business development to be amortized for a period of time based on contract periods.

(b)	Included in the other receivables for September 30, 2025 are all other third party receivables and for December 31, 2024 was other third party receivables and a security bond placed for Narain case of $1,298,495 offset with litigation claim in 2025.

NOTE－7 INVENTORIES

	September 30, 2025	December 31, 2024
Finished goods	$82,131	$157,734
Total Inventories	$82,131	$157,734

All finished goods inventories were related to e-commerce business and was held by the third party logistic. The cost of sales totaled $23,826 and $32,780 incurred during the nine months period ended September 30, 2025 and 2024, respectively.

NOTE－8 INTANGIBLE ASSETS

As of September 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	September 30, 2025	December 31, 2024
At cost:

Software platform	2.5 years	$8,000,000	$8,000,000
Apps development	3 years	-	932,310
Computer software	3 years	702,520	712,747
Identifiable intangible asset	Indefinite	4,965,654	5,100,654
		13,668,174	14,745,711
Less: impairment loss recognized		—	(135,000)
Less: accumulated amortization		(8,642,471)	(9,106,664)
		$5,025,703	$5,504,047

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

Also, the owner of CVO entered into a call option agreement with the founder of the Company to sale all the shares of CVO for the sum of $10 per share, as of date, these options were exercised by the founder of the Company, but the equity holders of CVO Advisors Pte. Ltd. have not honored the exercise of the call. The parties are currently in litigation (refer Note 21). As a result of this option exercise, there were no accounting effect on the Company’s unaudited condensed financial statement during the nine months period ended September 30, 2025 and 2024.

Apps development costs for the development stage of mobile apps development with blockchain feature used by the subsidiaries under Telecommunications Reseller segment business amounted to $1,006,460 (2024: $932,310) and pertains to capitalization of the Information Technology consultancy and services incurred in the development process. This has been written off during the nine months ended September 30, 2025.

Computer software including business and operating software and license acquired from third parties.

Identifiable intangible assets are the potential intangible assets as stakeholder values estimated based on acquisition exercise of TMG group, Nusatrip group and VLeisure, through the finalization of Purchase Price Allocation. Impairment loss on intangible assets on VLeisure was $0 and $135,000 for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.

NOTE－ 9 PLANT AND EQUIPMENT, NET

Plant and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
At cost:
Computer	$527,759	$526,272
Office equipment	51,920	54,658
Furniture and fixtures	9,992	10,054
Renovation	555,314	484,475
	1,144,985	1,075,459
Less: accumulated depreciation	(802,296)	(667,588)
	342,689	407,871

Depreciation expense for the three months period ended September 30, 2025 and 2024 were $48,437 and $60,867, respectively.

Depreciation expense for the nine months period ended September 30, 2025 and 2024 were $140,844 and $182,344, respectively.

NOTE－10 AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consisted of the following:

	September 30, 2025	December 31, 2024

Amounts due to related parties (a)	$10,230	$8,568

(a)	The amounts represented temporary advances to the Company related parties (two officers), which were unsecured, interest-free and had no fixed terms of repayments.

NOTE－11 ACCRUED LIABILITIES AND OTHER PAYABLES

	September 30, 2025	December 31, 2024

Accrued payroll	$90,915	$918,472
Accrued VAT expenses	40,842	177,616
Accrued taxes	1,201,791	1,483,438
Accrued litigation compensation (a)	818,353	2,116,847
Customer deposit	8,722,473	10,172,396
Customer refund	888,292	856,829
Other payables	779,153	712,185
Pension provision	122,039	111,523
Accrued COGS	162,581	47,969
Other accruals (b)	1,580,317	1,726,252
Total accrued liabilities and other payables	$14,406,756	$18,323,527

(a)	The accrued litigation compensation comprises two litigations, including Narain case of $1,298,495 which has been covered by a secured bond paid and issued during the financial year ended December 31, 2024, and Yeah1 case of $818,353, both disclosed under Note 21 Commitments and contingencies – Litigation.

(b)	The other accruals comprise consultancy fee, professional fee, directors fee and general operating expenses.

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Condensed Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, the leases used a weighted average incremental borrowing rate of 4.90% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.28 years.

As of December 31, 2024, the leases used a weighted average incremental borrowing rate of 5.63% to determine the present value of the lease payments. The weighted average remaining life of the lease was 2.32 years.

During the nine months period ended September 30, 2025, 4 new lease arrangements was entered, and accounted as per ASC Topic 842.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Nine months ended September 30,
	2025	2024

Operating lease expense (per ASC 842)	$356,463	$319,559
Short-term lease expense (other than ASC 842)	60,656	60,247
Total lease expense	$417,119	$379,806

As of September 30, 2025, right-of-use assets were $838,050 and lease liabilities were $839,354.

As of December 31, 2024, right-of-use assets were $751,672 and lease liabilities were $753,375.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of September 30, 2025

The below table summarizes our (i) minimum lease payments over the next five years and after, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and after ending September 30:

Periods ended September 30,	Operating lease amount
2026	$300,674
2027	192,526
2028	116,370
2029	116,370
2030	116,370
after	101,668
Total	943,978
Less: interest	(104,624)
Present value of lease liabilities	$839,354
Less: non-current portion	(574,505)
Present value of lease liabilities – current liability	$264,849

NOTE－ 13 LOAN

	September 30, 2025	December 31, 2024

Loan – A (i)	$7,810	$13,210
Loan – B (ii)	—	99,831
Loan – C (iii)	116,040	—
	123,850	113,041

i)	On August 17, 2021, the newly acquired subsidiary, Gorilla Networks Pte. Ltd., received a loan from a bank of SGD 50,000, approximately $35,937 for a term of 60 months until August 31, 2026. The effective interest rate is 4.75%. For the nine months ended September 30, 2025 and 2024, the Company recognized the interest expense of $393 and $661, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized the interest expense of $108 and $203, respectively.

ii)	On September 30, 2024, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $161,692 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 85% of the total premium, to repay the premium of $137,226. The Company paid the down-payment of $24,466 (15%) and remaining balance $137,226 (85%) to be repaid by 10 instalments until July 30, 2025, with a total interest imposed of $5,390. For the nine months ended September 30, 2025 and 2024, the Company recognized the interest expense of $2,763 and $0, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized the interest expense of $100 and $0, respectively.

iii)	On August 17, 2025, the Company purchased the Directors and Officers (D&O) insurance at a premium fee of $145,050 for a term of 12 months. Also, the Company entered a loan agreement with First Insurance Funding to finance 80% of the total premium, to repay the premium of $116,040. The Company paid the down-payment of $29,010 (20%) and remaining balance $116,040 (80%) to be repaid by 10 instalments until July 30, 2026, with a total interest imposed of $4,124. For the three and nine months ended September 30, 2025 and 2024, no interest expense was incurred.

NOTE－14 SHAREHOLDERS’ EQUITY (DEFICIT)

Authorized stock

The Company is authorized to issue two classes of stock. The total number of shares of stock which the Company is authorized to issue is 55,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. On May 1, 2024, the Company effected a 1-for-15 reverse stock split of the issued and outstanding shares of the Company’s common stock. All share and per share information in these unaudited condensed financial statements and its footnotes have been retroactively adjusted for the periods presented.

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

Common stock outstanding

As of September 30, 2025 and December 31, 2024, the Company had a total of 6,105,525 and 3,718,030 shares of its common stock issued and outstanding, respectively.

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

During the nine months period ended September 30, 2025 and 2024, the Company issued 0 and 133,333 shares of common stock to consultants in exchange for consulting services value at $0 and $330,000, respectively.

During the three months ended September 30, 2025 and 2024, the Company did not issue any shares of common stock to consultants in exchange for consulting services.

During the nine months period ended September 30, 2025 and 2024, the Company issued 837,495 and 202,754 shares of common stock to fourteen and nineteen of its employees as compensation valued at $1,044,789 and $407,233, respectively.

During the three months period ended September 30, 2025 and 2024, the Company issued 794,464 and 144,993 shares of common stock to fourteen and nineteen of its employees as compensation valued at $980,289 and $278,533, respectively.

During the nine months ended September 30, 2025 and 2024, the Company issued 0 and 300,000 shares of common stock for private placement valued at $0 and $200,000, respectively.

During the three months ended September 30, 2025 and 2024, no shares were issued for private placement.

During the nine months period ended September 30, 2025 and 2024, the Company issued 0 and 24,631 shares of common stock for settlement of acquisition of subsidiary valued at $0 and $75,002, respectively.

During the three months ended September 30, 2025 and 2024, no shares were issued for settlement of acquisition of subsidiary.

During the nine months period ended September 30, 2025 and 2024, the Company issued 1,250,000 and 0 shares issued for At-The-Market (ATM) equity offering program value at $1,879,756 and $0, respectively.

During the three months period ended September 30, 2025 and 2024, the Company did not issue any shares of common stock for At-The-Market (ATM) equity offering program, respectively.

During the nine months period ended September 30, 2025 and 2024, the Company’s subsidiaries issued 1,800,000 and 0 shares for convertible notes value at $2,700,000 and $0, respectively. The convertible notes have been fully converted into the common stock of the subsidiaries.

During the three months period ended September 30, 2025 and 2024, no convertible notes has been issued by the Company’s subsidiaries.

During the three and nine months period ended September 30, 2025 and 2024, the Company’s subsidiaries issued 3,750,000 and 0 shares of common stock of Nusatrip Incorporated at an initial public offering price of $4.00 per share after deducting underwriting discounts, underwriter expense allowance and other expenses at $13,144,319 and $0, respectively.

During the three and nine months period ended September 30, 2025 and 2024, the Company’s subsidiaries issued 562,500 and 0 shares of common stock of Nusatrip Incorporated sell to the underwriters up to an additional 562,500 shares at $2,060,000 and $0, respectively.

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

In December 2020, a total of 56 warrants were exercised in exchange for 56 Series C-1 preferred stocks. (refer note 15 for details).

Below is a summary of the Company’s issued and outstanding warrants as of September 30, 2025 and December 31, 2024. In December 2020, a total of 838 warrants were exercised in exchange for 838 Series C-1 preferred stocks:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2023	252,929	53.55	3.02
Outstanding as of December 31, 2024	252,929	53.55	2.00
Issued (c)	—	—	—
Exercised	—	—	—
Expired	(16,263)	53.55	—
Outstanding as of September 30, 2025	236,666	$53.55	1.38

There is no intrinsic value for the warrants as of September 30, 2025 and December 31, 2024.

(a)	Common stock will be issued upon exercise of the 9,630 warrants having intrinsic value of $0 and $73,667 as of December 31, 2022 and 2021, respectively.

(b)	Series C-1 Preferred Stock will be issued upon the exercise of the warrants. The Series C-1 Preferred Stock was automatically converted into 0 and 77,200 shares of common stock with the intrinsic value of $0 and $10,433,580 as of December 31, 2022 and 2021, respectively.

(c)	Common stock will be issued upon warrants exercise of the 243,299 warrants having no intrinsic value as of December 31, 2022.

On April 19, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from June 30, 2021 to December 31, 2021. Further, on November 16, 2021, the Company extended the expiry date of the Warrant issued to the Series C-1 Preferred Stockholder by six months from December 31, 2021 to June 30, 2022. The Company considered this warrant as permanent equity per ASC Topic 815-40-35-2, the warrants would not be marked to market at each financial reporting date. However, where there is a subsequent change in assumptions related warrants (in the instant case, an extension of the expiration date of the warrants), the difference between the amount originally recorded and the newly calculated amount, based upon the changed assumptions, is determined and the difference between the before and after valuation is recorded as an expense, with the corresponding credit to additional paid-in capital. No additional warrants modification expense were recorded as of September 30, 2025 and September 30, 2024, respectively.

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

Schedule of Stock Option:

	Share option	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of December 31, 2023	129,684	$97.35	8
Outstanding as of December 31, 2024	129,684	$97.35	7
Outstanding as of September 30, 2025	129,684	$97.35	6.25

The total fair value of options vested during the three and nine months period ended September 30, 2025 and 2024 was $0.

The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions for the nine months ended September 30,2025 and 2024:

December 8, 2021
Dividend rate	0%
Risk-free rate	1.52%
Weighted average expected life (years)	10 years
Expected volatility	130%
Share price	$6.49

Ex-director’s stock awards

	Stock awards	Weighted average exercise price	Weighted average remaining contractual life
Unvested as of December 31, 2022	21,732	$114.75	0.92 years
Vested	(21,732)	114.75	—
Unvested as of December 31, 2023, 2024 and September 30, 2025	—	—	—

The Company issued 54,330 shares of its common stock on September 1, 2021 (“start date”) of which 43,464 shares shall be subject to vesting. The shares shall vest in accordance with the following vesting schedule: 10,866 vesting shares will vest every six-months for a two-year period from the start date, with the first vesting date being March 1, 2022. For the three and nine months period ended September 30, 2025 and 2024, the Company did not recognize any amortization of stock compensation expense.

NOTE－15 PREFERRED STOCKS AND WARRANTS

As of September 30, 2025 and December 31, 2024, the Company’s preferred stocks have been designated as follow:

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

Series A Preferred Shares

No Series A Preferred Stocks were issued during the three and nine months period ended September 30, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series A Preferred Stocks were automatically converted into 888,889 shares of the Company’s common stock valued at $8,000,000, equal to approximately $9 per share.

As of September 30, 2025 and December 31, 2024, there were no shares of Series A Preferred Stocks issued and outstanding, respectively.

Series B Preferred Stocks

No Series B Preferred Stocks were issued three and nine months period ended September 30, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series B Preferred Stock were automatically converted into 764,400 shares of the Company’s common stock valued at $3,412,503, equal to approximately $4.46 per share.

As of September 30, 2025 and December 31, 2024, there were no shares of Series B Preferred Stocks issued and outstanding, respectively.

Series B-1 Preferred Shares

There was no Series B-1 Preferred Stocks issued during the three and nine months period ended September 30, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series B-1 Preferred Stocks were automatically converted into 48,000 shares of the Company’s common stock valued at $466,720, equal to approximately $9.72 per share.

As of September 30, 2025 and December 31, 2024, there were no shares of Series B-1 Preferred Stocks issued and outstanding, respectively.

Series C Preferred Shares

No Series C Preferred Stocks were issued during the three and nine months period ended September 30, 2025 and 2024.

Upon the IPO Closing, all outstanding shares of Series C Preferred Stocks were automatically converted into 465,600 shares of the Company’s common stock valued at $8,353,373, equal to approximately $17.9 per share.

As of September 30, 2025 and December 31, 2024, there were no shares of Series C Preferred Stocks issued and outstanding, respectively.

Series C-1 Preferred Shares

No Series C-1 Preferred Stocks were issued during the three and nine months period ended September 30, 2025 and 2024.

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

As of September 30, 2025 and December 31, 2024, there were no shares of Series C-1 Preferred Stocks issued and outstanding, respectively.

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

As of September 30, 2025 and December 31, 2024, there were 153,500 and 153,500 shares of Series X Super Voting Preferred Stocks issued and outstanding, respectively.

NOTE－ 16 TREASURY STOCK

On January 25, 2023, the Board of Directors (“Board”) authorized a $2,000,000 share repurchase program. Subsequently on February 14, 2025, the Board authorized a revise of the share repurchase program to $3,371,000. The following table presents information with respect to repurchases of common stock during the nine months period ended September 30, 2025 and 2024:

Nine months ended September 30,
	2025	2024

Aggregate common stock repurchased	$—	$—
Weighted average price paid per share	—	—
Total amount paid	$—	$—

On October 14, 2024, the Company have cancelled the Company’s Super Voting Preferred Stock to the former director, and the 150,000 Super Voting Preferred Stocks issued are held as treasury stock.

As of September 30, 2025 and December 31, 2024, we had up to $0 and $0 of the share repurchase program available, respectively. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE－ 17 INCOME TAXES

For the nine months period ended September 30, 2025 and 2024, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended September 30,
	2025	2024
Tax jurisdiction from:
- Local	$3,789,274	$2,369,812
- Foreign	2,716,871	3,736,942
Loss before income taxes	$6,506,145	$6,106,754

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2025	2024
Current:
- United States - Federal	$—	$—
- United States - States	—	23,647
- Vietnam	—	4,050
- India	1,735	1,864
- Philippine	11,553	—
- Indonesia	53,583	—
- Thailand	—	27,241
- Chinese Mainland	1,007	—
- Hong Kong	—	—

Income tax expense	$67,878	$56,802

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries that are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is registered in the Nevada and is subject to the tax laws of United States.

As of September 30, 2025, the operation in the United States incurred $40,033,713 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $8,407,080 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of September 30, 2025, the operation in the Singapore incurred $15,815,441 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $2,688,625 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of September 30, 2025, the operation in the Vietnam incurred $6,309,806 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,261,961 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

India

The Company’s subsidiary operating in India is subject to the India Income Tax at a standard income tax rate of 25% during its tax year.

As of September 30, 2025, the operation in the India incurred $6,892 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $1,735.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia.

As of September 30, 2025, the Company’s subsidiary operations in Indonesia incurred $1,306,049 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $287,331 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future

Philippines

The Company’s subsidiary is registered in the Philippines and is subject to the tax laws of the Philippines.

As of September 30, 2025, the Company’s subsidiary operations in Philippines incurred $1,375,232 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 3 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $343,808 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Thailand

The Company’s subsidiary is registered in Thailand and is subject to the tax laws of Thailand.

As of September 30, 2025, the Company’s subsidiary operations in Thailand incurred $681,413 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 5 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $136,283 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the tax laws of Malaysia.

As of September 30, 2025, the Company’s subsidiary operations in Malaysia incurred $5,367 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 7 years, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,288 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Chinese Mainland

The Company’s subsidiary is registered in Chinese Mainland and is subject to the tax laws of Chinese Mainland.

The Company’s subsidiary operating in Chinese Mainland is subject to the Chinese Mainland Income Tax at a standard income tax rate of 25% during its tax year.

As of September 30, 2025, the operation in the Chinese Mainland at a standard income tax incurred $20,140 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $1,007.

Hong Kong

The Company’s subsidiary is registered in Hong Kong and is subject to the tax laws of Hong Kong.

As of September 30, 2025, the Company’s subsidiary operations in Hong Kong incurred $51,531 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $8,503 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of September 30, 2025 and December 31, 2024 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	September 30, 2025	December 31, 2024
Deferred tax assets:
Software intangibles (U.S)	$150,465	$150,465
Deferred Stock Compensation (U.S.)	5,864,670	5,864,670
Net operating loss carryforwards
- United States	8,407,080	7,830,738
- Singapore	2,688,625	2,396,800
- Vietnam	1,261,961	1,199,440
- Philippines	343,808	316,349
- Indonesia	287,331	197,995
- Thailand	136,283	106,389
- Malaysia	1,288	1,823
- Hong Kong	8,503	—
	19,150,014	18,064,669
Less: valuation allowance	(19,138,924)	(18,006,319)
Deferred tax assets, net	$11,090	$58,350

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of September 30, 2025 and December 31, 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the three and nine months period ended September 30, 2025 and 2024, there were no penalties or interest recorded in income tax expense.

NOTE－ 18 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the nine months period ended September 30, 2025 and 2024, $216,793 and $190,251 contributions were made accordingly. During the three months period ended September 30, 2025 and 2024, $113,565 and $62,865 contributions were made accordingly.

NOTE－ 19 RELATED PARTY TRANSACTIONS

From time to time, a shareholder and director of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company paid to the key management personnel, the total salaries of $187,500 and $187,500 during the three months ended September 30, 2025 and 2024, respectively.

The Company paid to the key management personnel, the total salaries of $562,500 and $562,200 during the nine months ended September 30, 2025 and 2024, respectively.

The Company issued 160,000 and 0 shares of common stock to the key management personnel for incentive of $199,200 and $0 during the three months ended September 30, 2025 and 2024, respectively.

The Company issued 160,000 and 0 shares of common stock to the key management personnel for incentive of $199,200 and $0 during the nine months ended September 30, 2025 and 2024, respectively.

The Company subsidiary paid their one officer, total professional fee of $1,788 and $1,855 during the three months ended September 30, 2025 and 2024, respectively.

The Company subsidiary paid their one officer, total professional fee of $5,372 and $6,299 during the nine months ended September 30, 2025 and 2024, respectively.

The Company paid and accrued to its shareholders, total professional fee of $0 and $250,000 during the nine months ended September 30, 2025 and 2024, respectively.

On August 1, 2025, the Company disposed two of its subsidiaries, Gorilla Networks Pte Ltd and Gorilla Networks (VN) LLC to its common shareholders at a consideration of $1.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE－20 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months period ended September 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three Months Ended September 30, 2025		September 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$212,210	15.37%	$97,371
Customer B	$424,123	30.73%	$—

	Nine Months Ended September 30, 2025		September 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,284,480	23.98%	$97,371
Customer B	$939,844	17.55%	$—

	Three Months Ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$809,603	48.31%	$277,436

	Nine Months Ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,679,083	51.19%	$277,436

(b) Major vendors

For the three and nine months period ended September 30, 2025 and 2024, the vendors who accounts for 10% or more of the Company’s cost of sales and its outstanding payable balance as at year-end date, are presented as follows:

	Three Months ended September 30, 2025		September 30, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$29,697	6.02%	$3,674
Vendor B	$76,847	15.59%	$19,333

	Nine Months ended September 30, 2025		September 30, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$287,366	11.10%	$3,674
Vendor B	$278,464	10.75%	$19,333

	Three Months ended September 30, 2024		September 30, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$281,220	21.46%	$108,947

	Nine Months ended September 30, 2024		September 30, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$802,420	20.52%	$108,947

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

(d) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND, SGD, PHP, INR, IDR, MYR, THB, HKD and CNY and a significant portion of the assets and liabilities are denominated in VND, SGD, INR, IDR, MYR, THB, HKD and CNY. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND, SGD, PHP, INR, IDR, MYR, THB, HKD and CNY. If VND, SGD, PHP, INR, IDR, MYR, THB, HKD and CNY depreciate against US$, the value of VND, SGD, PHP, INR, IDR, MYR, THB, HKD and CNY revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

NOTE－21 COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company had no material commitments or contingencies.

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

Yeah1 litigation payables of $818,353 for the period ended September 30, 2025 arose from a final award (the “Final Award”) issued by an arbitration tribunal against Adactive Media, Inc. (“Adactive Delaware”), Adactive Media CA, Inc. and Thoughtful (Thailand) Co., Ltd. (the “Claimants”), ordering us to pay the sum of $705,532 for legal fees and costs to the respondents of an arbitration (the “Underlying Arbitration”) initiated by the Claimants, at an annual interest rate of 5.33% until the date of full payment. Management received the Final Award from a corporate representative of one of the respondents of the Underlying Arbitration, in September 2024, and determined to record the judgement as liabilities of the Company, even though no judgment enforcement or collection procedure has been initiated in California or in Thailand.

The Company does not believe any of the foregoing actions will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE－22 SUBSEQUENT EVENTS

On October 21, 2025, the Company’s 99% owned subsidiary, Nusatrip International Pte. Ltd. (“NIPL”), incorporated Nusatrip Flight Limited (“NFHK”) for HK$780,000, under the laws of the Hong Kong Special Administrative Region, engaged in online ticketing and reservation services.

Save as disclosed above, the Company’s management has evaluated subsequent events up to the date of these condensed consolidated financial statements were available to be issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to disclose.

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

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 16, 2025, Quarterly Report on Form 10-Q for the three months ended March 31, 2025, as filed with the SEC on May 20, 2025, Quarterly Report on Form 10-Q for the three months ended June 30, 2025, as filed with the SEC on August 13, 2025 and other reports that we file with the SEC from time to time.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue, net	$1,380,382	$1,675,894	$5,355,380	$5,233,483
Cost of revenue	(493,042)	(1,310,248)	(2,589,355)	(3,910,883)
Gross income	887,340	365,646	2,766,025	1,322,600
Less operating expenses:
Sales and marketing expenses	(123,869)	(40,263)	(229,474)	(311,096)
Software development costs	(13,083)	(13,635)	(39,512)	(40,972)
General and administrative expenses	(5,995,012)	(1,486,362)	(9,760,202)	(7,192,001)
Total operating expenses	(6,131,964)	(1,540,260)	(10,029,188)	(7,544,069)
Loss from operations	(5,244,624)	(1,174,614)	(7,263,163)	(6,221,469)

Other income (expense):
Interest income	1,415	3,985	4,592	10,114
Interest expense	(833)	(40,466)	(1,216)	(40,924)
Impairment loss of intangible asset	—	(135,000)	—	(135,000)
(Loss) Gain on disposal of plant and equipment	(231)	—	(5)	206
Loss on disposal of subsidiaries	(8,157)	—	(8,157)	—
Loss on early lease termination	(69)	—	(69)	—
Waiver of loan payable	17	382	8,509	43,792
Write-off of plant and equipment	—	(60)	—	(8,480)
Write-off of intangible asset	(209,172)	—	(209,172)	—
Other income	247,468	17,003	962,536	245,007
Total other income (expense), net	30,438	(154,156)	757,018	114,715
Loss before income taxes	(5,214,186)	(1,328,770)	(6,506,145)	(6,106,754)
Income taxes	(66,573)	(51,808)	(67,878)	(56,802)
NET LOSS	$(5,280,759)	$(1,380,578)	$(6,574,023)	$(6,163,556)

Revenue. We generated revenues of $1,380,382 and $1,675,894 during the three months ended September 30, 2025 and 2024, respectively. We generated revenues of $5,355,380 and $5,233,483 during the nine months ended September 30, 2025 and 2024, respectively. The decrease in revenue for the three months periods was mainly due to the decrease in revenue of MCN and premium business under digital marketing segment. The increase in revenue for the nine months periods was mainly from the revenue from online ticketing and reservations business.

Revenue by business segment. For the nine months ended September 30, 2025 and 2024, digital marketing generated revenue of $4,049,548 and $4,542,073 respectively, online ticketing and reservations generate revenue of $1,287,769 and $650,480 respectively, online ordering including e-commerce generated revenue of $17,591 and $29,360 respectively, software subscription from online hotel service software generated revenue of $0 and $6,721 respectively, and telecommunication reseller generated revenue of $472 and $4,849 respectively. Digital marketing decreased as a result of drop in MCN viewer revenue and drop in awarded premium contracts. Online ticketing and reservations increased as results of business partnering with more vendors to secured more competitive price for sales. E-commerce and telecommunication reseller business drop as business downsizing.

Revenue by geographic segment. For the nine months ended September 30, 2025 and 2024, United States revenue decreased from $2,679,269 to $1,284,480 under digital marketing MCN business which affected by customer content restriction. Vietnam revenue decreased from $557,402 to $41,703 mainly due to lesser project awarded under digital marketing premium business. Singapore revenue increased from $140,216 to $1,753,635 from both digital marketing and online ticketing and reservation business segment. Philippines revenue increased from $197,500 to $651,805 with more awarded premium project from digital marketing segment. Thailand and Indonesia revenue remained stable, from $961,356 to $1,008,364 and $697,337 to $615,265, respectively.

Top Customers Revenue for the three and nine months ended September 30, 2025 and 2024

For the three and nine months period ended September 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three Months Ended September 30, 2025		September 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$212,210	15.37%	$97,371
Customer B	424,123	30.73%	—

	Nine Months Ended September 30, 2025		September 30, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,284,480	23.98%	$97,371
Customer B	939,844	17.55%	—

	Three Months Ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$809,603	48.31%	$277,436

	Nine Months Ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,679,083	51.19%	$277,436

Cost of Revenue. Cost of revenue was $493,042 and $1,310,248 for three months ended September 30, 2025, and 2024, respectively. During the period of nine months ended September 30, 2025 and 2024, the incurred cost of revenue was $2,589,355 and $3,910,883, respectively. Cost of revenue decrease due to higher margin revenue from digital marketing business.

Top Vendors Cost of Revenue for the three and nine months ended September 30, 2025 and 2024

For the three and nine months period ended September 30, 2025 and 2024, the vendors who accounts for 10% or more of the Company’s cost of sales and its outstanding payable balance as at period-end date, are presented as follows:

	Three Months ended September 30, 2025		September 30, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$29,697	6.02%	$3,674
Vendor B	$76,847	15.59%	$19,333

	Nine Months ended September 30, 2025		September 30, 2025
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$287,366	11.10%	$3,674
Vendor B	$278,464	10.75%	$19,333

	Three Months ended September 30, 2024		September 30, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$281,220	21.46%	$108,947

	Nine Months ended September 30, 2024		September 30, 2024
Vendors	Purchases	Percentage of purchases	Accounts payable
Vendor A	$802,420	20.52%	$108,947

Gross Income We recorded a gross income of $887,340 and $365,646 for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we recorded a gross income of $2,766,025 and $1,322,600, respectively. The gross income is due to increased gross income from revenue from digital marketing and online ticketing and reservation business. Gross income margin was 64% and 22% for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, our gross income margin was 52% and 25% respectively. Rise in gross margin for the three and nine months period ended September 30, 2025 was due to higher profit margin arising from digital marketing business.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $123,869 and $40,263 for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we incurred S&M expenses of $229,474 and $311,096, respectively. The decrease in S&M expense in 2025 was due to less reliance on marketing strategy.

Software Development Cost (“SDC”). We incurred SDC expenses of $13,083 and $13,635 for three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we incurred SDC expenses of $39,512 and $40,972, respectively. The decrease in SDC in 2025 was primarily attributable to the minimum cost for maintaining our technology development team.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $5,995,012 and $1,486,362 for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we incurred G&A expenses of $9,760,202 and $7,192,001, respectively. The G&A is primarily consisting of the professional costs associated with costs related to business development, the Company’s ongoing expenses for its listing on the Nasdaq Stock Exchange, staff cost and D&O insurance cost. The significant increase is primarily due to the professional fee incurred after IPO completion of Nusatrip Group.

Other income (expense), net. Other income for the three months ended September 30, 2025 was $30,438 and other expense for the three months ended September 30, 2024 was $154,156, and for nine months ended September 30, 2025 and 2024 was $757,018 and $114,715, respectively. The significant increase is the result from the waiver of long overdue refund payables.

Income Tax Expense. Our income tax expense for the three months ended September 30,2025 and 2024 was $66,573 and $51,808, respectively, and for nine months ended September 30, 2025 and 2024 was $67,878 and $56,802, respectively.

Net Loss. As a result of the items noted above, for the three and nine months ended September 30, 2025 and 2024, we incurred a net loss of $5,280,759 and $1,380,578. During the nine months ended September 30, 2024 the Company incurred a loss of $6,574,023, as compared to $6,163,556, for the same period ended September 30, 2024. The increase in net loss was primarily attributable to the increase in G&A expenses, partially offset by other income from waiver of long overdue refund payables and increase in revenue with higher margin.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents and restricted cash of $6,552,702 and $50,000, respectively, accounts receivable of $1,337,498, deposits, prepayments and other receivables of $18,532,837, inventories of $82,131 and contract assets of $79,826.

For the nine months ended September 30, 2025, the Company’s stockholders’ equity was $13,331,496 which improved from deficit as a result of subsidiary initial public offering and subsequent public offering. For the nine months ended September 30, 2025, the Company incurred net loss of $6,574,023 and net cash used in operating activities of $22,521,547. Net cash used in investing activity was $3,963. Net cash provided by financing activities was $21,650,885, resulting from proceeds from issuance of common stock of subsidiary for initial and subsequent public offering, issuance of common stock for convertible note, ATM and private placement.

While the Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance it will be able to do so. The Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s business development activities, general and administrative expenses and growth strategy. We continue to rely on cash generated through financing from public offerings or private offerings by our parent company or one or more of our subsidiaries, to finance our operations and future acquisitions. The Company believes that it has sufficient liquidity to continue its current business plans and operations for at least one year.

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(22,521,547)	$(1,178,148)
Net cash used in investing activities	(3,963)	(9,826)
Net cash provided by financing activities	21,650,885	1,786,943
Effect on exchange rate change	(206,652)	(48,480)
Net change in cash and cash equivalents	(1,081,277)	550,489
Cash and cash equivalent and restricted cash at beginning of period	7,683,979	3,723,982
Cash and cash equivalent and restricted cash at end of period	$6,602,702	$4,274,471

Net Cash Used in Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $22,521,547, which consisted primarily of a net loss of $6,574,023, waiver of loan payable of $8,509, account receivables of $208,491, deposits, prepayments and other receivables of $13,267,792, accrued liabilities and other payables of $4,202,549, contract liabilities of $699,290, and operating lease liabilities of $356,862, partially offset by depreciation and amortization of $434,595, non-cash stock-based compensation for services of $1,044,789, write-off of intangible asset of $209,172, loss on disposal of subsidiaries of $8,157, loss on disposal of plant and equipment of $5, deferred tax assets of $47,260, inventories of $78,136, contract assets of $258,713, accounts payable of $357,017, advances to related parties of $1,662 and right of use assets of $356,463.

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

Net Cash Used In Investing Activities

For the nine months ended September 30, 2025, there was a net cash outflow of $3,963 used in purchase of plant and equipment.

For the nine months ended September 30, 2024, there was a net cash outflow of $9,826 used in purchase of plant and equipment.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $21,650,885 mainly raise from the proceed from issuance of common stock of subsidiary for public offering of $15,204,319 issuance of common stock for convertible note of $4,300,002, ATM program of $1,938,469 and private placement of $300,000, partially offset by repayment of loan of $91,905.

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $6,552,702 and $7,630,079, respectively.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were uninsured balance of $0 and $56,430 as of September 30, 2025 and December 31, 2024, respectively. In addition, the Company has uninsured bank deposits of $6,332,941 and $7,330,486 with a financial institution outside the U.S as of September 30, 2025 and December 31, 2024, respectively. All uninsured bank deposits are held at high quality credit institutions.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company does not have any off-balance-sheet credit exposure related to its customers, and as of both September 30, 2025 and December 31, 2024, there was no need for allowance for doubtful accounts.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs include hardware equipment and peripheral costs which are purchased from the Company’s suppliers as merchandized goods. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. No allowance for obsolete inventories was recorded by the Company during the three and nine months ended September 30, 2025 and 2024. The inventories amounted to $82,131 and $157,734 at September 30, 2025 and December 31, 2024, respectively.

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	3 - 5 years
Renovation	5 years

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2025 and 2024 presented.

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

Grocery and Food Delivery

Other online platforms include online platforms in Vietnam, under the brand name of “Handycart”, and Philippines, under the brand names of “Pushkart” and “Mangan”, to enable the consumers to purchase meals from restaurants and food from local grocery and food merchants and deliver to them in their area. This business segment has been progressively ceasing yet the Company has maintained ongoing involvement in specific operational activities during the three and nine months ended September 30, 2025.

Telecommunications

The Company operates a Singapore-based online telecommunication reseller platform under brand name of “Gorilla” to enable the consumers to subscribe local mobile data and overseas internet data in different subscription package. Established in Singapore in 2019, Gorilla utilizes blockchain and Web3 technology to operate a MVNO for its users in South East Asia (SEA). With network coverage to over 150 countries, Gorilla offers a full suite of mobile communication services such as local calls, international roaming, data, and SMS texting. More importantly, Gorilla enables its customers to convert unused mobile data into digital assets or Gorilla GO Tokens through its innovative proprietary blockchain-based SwitchBack feature. Gorilla GO Tokens in turn can be redeemed for eVouchers, to offset future bills, or be redeemed for other value-added services. Please visit https://gorilla.global/ for more information. During the three and nine months ended September 30, 2025, the Company ceased its local mobile data service operation due to business restructuring to refocus on overseas internet data services.

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

During the three months period ended September 30, 2025 and 2024, the Company generated revenue of $10,212 and $4,931, respectively, in the Lifestyle sector.

During the nine months period ended September 30, 2025 and 2024, the Company generated revenue of $17,591 and $29,360, respectively, in the Lifestyle sector.

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

During the three and nine months period ended September 30, 2025 and 2024, the Company did not generate revenue from this stream.

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

During the three months period ended September 30, 2025 and 2024, the Company generated revenue of $75 and $106, respectively, from telecommunications.

During the nine months period ended September 30, 2025 and 2024, the Company generated revenue of $472 and $4,849, respectively, from telecommunications.

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

During the three months period ended September 30, 2025 and 2024, the Company generated revenue of $801,422 and $1,461,480, respectively, from this stream.

During the nine months period ended September 30, 2025 and 2024, the Company generated revenue of $4,049,548 and $4,542,073, respectively, from this stream.

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

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets cancelled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company presents revenues from such transactions on a net basis in the statements of income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for cancelled ticketing reservations. 100% of the Company’s ticketing services revenues were recognized on a net basis, as an agent, during the three and nine months period ended September 30, 2025 and 2024.

Hotel reservation services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for hotel room reservations through the Company’s transaction and service platform. Commissions from hotel reservation services rendered are recognized when the reservation becomes non-cancelable (when the cancelation period provided by the reservation expires) which is the point at which the Company has fulfilled its performance obligation (successfully booking a reservation, which includes certain post-booking services during the cancelation period). Contracts with certain travel suppliers contain incentive commissions typically subject to achieving specific performance targets. The incentive commissions are considered as variable consideration and are estimated and recognized to the extent that the Company is entitled to such incentive commissions. The Company generally receives incentive commissions from monthly arrangements with hotels based on the number of hotel room reservations where end users have completed their stay. The Company presents revenues from such transactions on a net basis in the statements of income and comprehensive income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for cancelled hotel reservations.

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

During the three months period ended September 30, 2025 and 2024, the Company generated revenue of $568,673 and $209,377, respectively, from this stream.

During the nine months period ended September 30, 2025 and 2024, the Company generated revenue of $1,287,769 and $657,201, respectively, from this stream.

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

There were contract assets balance of $79,826, $333,188 and $247,368 on September 30, 2025, December 31, 2024 and December 31, 2023, respectively.

Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $750,528 and $1,426,901 on September 30, 2025 and December 31, 2024, respectively.

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

Research and development expenditures arising from the development of the Company’s own software are charged to operations as incurred. For the nine months period ended September 30, 2025, and 2024, software development costs were $39,512 and $40,972, respectively. For the three months period ended September 30, 2025, and 2024, software development costs were $13,083 and $13,635, respectively. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have, to date, been immaterial and have been expensed as incurred.

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

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $229,474 and $311,096 for the nine months period ended September 30, 2025 and 2024, respectively. Advertising expense was $123,869 and $40,263 for the three months period ended September 30, 2025 and 2024, respectively.

●	Product warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s suppliers, the Company has concluded that no warranty liability is required as of September 30, 2025 and December 31, 2024. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal, although it looks at this issue every quarter to continue to support its assertion.

●	Income tax

The Company adopted the ASC 740 Income Tax provisions, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740, nor did it record any uncertain tax positions for the three and nine months period ended September 30, 2025, and 2024.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$s. In addition, the Company’s subsidiary is operating in Singapore, the Republic of Vietnam, India, Philippines , Thailand, Malaysia, Indonesia, Republic of China, and Hong Kong and maintains its books and record in its local currency, Singapore Dollar (“SGD”), Vietnam Dong (“VND”), Indian Rupee (“INR”), Philippines Pesos (“PHP”), Thailand Baht (“THB”), Malaysian Ringgit (“MYR), Indonesian Rupiah (“IDR”), Chinese Yuan (“CNY”) and Hong Kong Dollar (“HKD”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$s, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date. Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in shareholder’s deficit.

Schedule of Foreign currencies translation and transactions:

Translation of amounts from SGD into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end SGD$:US$ exchange rate	$0.77511	$0.77993
Period average SGD$:US$ exchange rate	$0.76294	$0.74763

Translation of amounts from VND into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end VND$:US$ exchange rate	$0.000038	$0.000041
Period average VND$:US$ exchange rate	$0.000039	$0.000040

Translation of amounts from INR into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end INR$:US$ exchange rate	$0.01126	$0.01194
Period average INR$:US$ exchange rate	$0.01156	$0.01199

Translation of amounts from PHP into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end PHP:US$ exchange rate	$0.01717	$0.01783
Period average PHP:US$ exchange rate	$0.01752	$0.01754

Translation of amounts from THB into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end THB:US$ exchange rate	$0.03087	$0.03094
Period average THB:US$ exchange rate	$0.03020	$0.02802

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end MYR:US$ exchange rate	$0.23750	$0.24267
Period average MYR:US$ exchange rate	$0.23114	$0.21592

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end IDR:US$ exchange rate	$0.000060	$0.000066
Period average IDR:US$ exchange rate	$0.000061	$0.000063

Translation of amounts from CNY into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end CNY:US$ exchange rate	$0.14045	$0.14255
Period average CNY:US$ exchange rate	$0.13850	$0.13913

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end HKD:US$ exchange rate	$0.12851	$0.12870
Period average HKD:US$ exchange rate	$0.12818	$0.12800

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

For the three and nine months period ended September 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2025	2024
Net loss attributable to Society Pass Incorporated	$(5,118,989)	$(1,377,885)
Weighted average common shares outstanding – Basic	6,105,525	2,882,349
Weighted average common shares outstanding – Diluted	5,737,829	2,882,349
Net loss per share – Basic	$(0.84)	$(0.48)
Net loss per share – Diluted	(0.89)	(0.48)

	Nine months ended September 30,
	2025	2024
Net loss attributable to Society Pass Incorporated	$(6,481,069)	$(6,156,153)
Weighted average common shares outstanding – Basic	6,105,525	2,733,145
Weighted average common shares outstanding – Diluted	4,989,505	2,733,145
Net loss per share – Basic	$(1.06)	$(2.25)
Net loss per share – Diluted	(1.30)	(2.25)

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

As of September 30, 2025 and December 31, 2024, the Company recorded the right of use asset of $838,050 and $751,672 respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying condensed consolidated statements of operations and other comprehensive loss as the related employee service is provided.

●	Share-based compensation

The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee and non-employee), at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company uses a Black-Scholes option pricing model to estimate the fair value of employee stock options at the date of grant. As of September 30, 2025, those shares issued and stock options granted for service compensation, vest 180 days after the grant date, and therefore these amounts are thus recognized as expense during the three and nine months ended September 30, 2025 and 2024. Stock-based compensation is recorded in general and administrative expenses within the condensed consolidated statements of operations and other comprehensive loss, with corresponding credits to common stock and additional paid-in capital.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company adopted this standard and the adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. The effect of adoption was limited to expanded disclosures in the notes to the unaudited condensed consolidated financial statements, as presented in Note 17 Income Taxes.

In November 2024, the FASB Issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this update require disclosures, in the notes to financial statements, of specified information about certain costs and expenses. The amendment clarifies which certain costs and expenses that are included in cost of sales and selling, general, and administrative expense categories that should be disclosed with qualitative descriptions of amounts that are not separately disaggregated quantitatively. Additionally, the amendment requires disclosure of total amounts of selling expenses and an entity’s definition of selling expense. The update will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date previously communicated. The revised effective date for public business entities is for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU 2025-05 is effective for annual periods beginning for the fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and for interim reporting periods beginning in that fiscal year. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (‘Topic 815”) and Revenue from Contracts with Customers (“Topic 606”): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07, expands an existing scope exception under Topic 815 to exclude non-exchange-traded contracts where the underlying is based on the operations or activities specific to one of the contract parties. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

All other recently issued, but not yet effective, 2025 Accounting Standards Updates are not expected to have an effect on the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOCIETY PASS INCORPORATED

Date: November 14, 2025	/s/ Raynauld Liang
Raynauld Liang
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	/s/ Yee Siong Tan
Yee Siong Tan
Chief Financial Officer
(Principal Financial Officer)

